Form 10-Q
period 2024-06-30
StageWise Strategies Corp.
filed 2024-08-14
CIK 1999261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-275731

STAGEWISE STRATEGIES CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	7311	61-2108075
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

Friedrichstr. 114A, 10117, Berlin, Germany, office@stagewise.net

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Tel: +1413-3076199

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]	Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Yes [ ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

As of August 14, 2024, there were 4,000,000 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

STAGEWISE STRATEGIES CORP.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2024 AND SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”))

	June 30, 2024	September 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$118	$610
Other Current Assets
Intagible assets, net	60,728	28,800
Total Other Current Assets	60,728	28,800
Total Current Assets	$60,846	$29,410
TOTAL ASSETS	$60,846	$29,410

LIABILITIES
Current Liabilities
Accounts Payable	$-	$18,400
Other Current Liabilities
Related Party Loan	84,030	14,000
Total Other Current Liabilities	84,030	14,000
Total Current Liabilities	$84,030	$32,400
TOTAL LIABILITIES	$84,030	$32,400

EQUITY
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	$4,000	$4,000
Accumulated deficit	$(27,184)	$(6,990)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(23,184)	$(2,990)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,846	$29,410

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“$”)

(Unaudited)

	Three months ended June, 30, 2024	Nine months ended June, 30, 2024
REVENUES	$2,600	$7,700
COST OF REVENUES	-	-
GROSS PROFIT	$2,600	$7,700

OPERATING EXPENSES
Bank Service Charges	$-	$2
Business Licenses and Permits	-	$18
Depreciation Expense	3,627	$9,672
Office rent	50	$125
Postage and Delivery	-	$13
Professional Fees	-	$18,068
TOTAL OPERATING EXPENSES	$3,677	$27,898
OPERATING LOSS	$(3,677)	$(27,898)

OTHER COMPREHENSIVE INCOME
Interest Income	1	4
NET OTHER COMPREHENSIVE INCOME	$1	$4
LOSS BEFORE INCOME TAX	$(1,076)	$(20,194)
INCOME TAX EXPENSE	-	-
NET LOSS	$(1,076)	$(20,194)
Loss per common share – Basic & Diluted	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,000,000	4,000,000

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“$”))

For the three months ended June 30, 2024

	Number of common stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of March 31, 2024	4,000,000	$4,000	$-	$(26,107)	$(22,107)
Net loss for the three months ended June 30, 2024	-	-	-	(1,076)	(1,076)
Balance as of June 30, 2024	4,000,000	$4,000	$-	$(27,184)	$(23,184)

For the nine months ended June 30, 2024

	Number of common stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2023	4,000,000	$4,000	$-	$(6,990)	$(2,990)
Net loss for the nine months ended June 30, 2024	-	-	-	(20,194)	(20,194)
Balance as of June 30, 2024	4,000,000	$4,000	$-	$(27,184)	$(23,184)

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“$”)

(Unaudited)

Nine months ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,194)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(18,400)
Accumulated Depreciation	9,672
Net cash used in operating activities	$(28,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	(41,600)
Net cash used in investing Activities	$(41,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from the current and former sole officer and director	70,030
Net cash provided by financing activities	$70,030

Net change in cash and cash equivalents	(492)
Cash and cash equivalents, beginning of period	610
CASH AND CASH EQUIVALENTS, END OF PERIOD	$118

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-
Cash paid for interest	$-

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

STAGEWISE STRATEGIES CORP. (“Company”) was incorporated on July 3, 2023 under the laws Nevada. We are a Nevada-based company, providing search engine optimization (SEO) services. We provide Search Engine Optimization (“SEO”) solutions to emerging entrepreneurs. Our main focus is enhancing online visibility. Through keyword analysis and website optimization, we boost search engine rankings, driving more organic traffic and expanding product and service reach.

Our service is designed to provide entrepreneurs with an enhanced approach to website promotion. We offer 15 complimentary queries, for a firsthand experience. We present three monthly subscription plans: Basic, Standard, and Premium, each with expanding functionality and request allowances. These subscriptions enable clients to elevate their website promotion efforts to align with their specific needs and ambitions.

Our subscription-based API tool is tailored to provide a significantly expanded quota of queries. This enhancement elevates the quality of business development strategies, delivering advantages for entrepreneurs managing multiple concurrent projects.

Access to our service is facilitated through the website, which offers extensive information on our services, pricing structures, and a dedicated contact option for plan selection.

Our platform allows entrepreneurs to maintain a comprehensive focus on all their projects, regardless of their stage, whether they are startups or well-established businesses. It enables efficient management of multiple projects, provides expert guidance, and connects entrepreneurs with professional service providers, ensuring a high-quality approach every step of the way

As of the current status, we plan to implement targeted marketing campaigns to promote our Subscription-Based API Tool and three-tiered subscription plans. We also aim to utilize digital marketing channels, social media platforms, and strategic partnerships to enhance visibility among our target audience.

We are an “emerging growth company,” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2024, the Company had cash of $118 and negative working capital of $23,184. For the three months ended June 30, 2024, the Company had revenues of $2,600 and incurred a net loss of $1,076. For the nine months ended June 30, 2024, the Company had revenues of $7,700 and incurred a net loss of $20,194. This indicates positive dynamics, but still does not cover the working capital deficit, which was approximately $6,990 as of September 30, 2023, and was approximately $20,194 as of June 30, 2024. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There is no assurance that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company has adopted a September 30 fiscal year-end.

Fair Value of Financial Instruments

The Company’s financial instruments consist of Current Assets in the form of intangible assets and Current Liabilities in the form of Related Party Loan. The carrying amounts of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2024 the Company had cash equivalents in total $118.

Intangible Assets

The Company recognizes and discloses certain intangible assets in its financial statements, in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10. ASC 350-40-15-2A describes internal-use software as having both of the following characteristics:

a. The software is acquired, internally developed, or modified solely to meet the entity’s internal needs.

b. During the software’s development or modification, no substantive plan exists or is being developed to market the software externally.

ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life. Costs incurred to renew or extend the term of a recognized intangible asset are recognized as an expense in the period in which they are incurred.

As of June 30, 2024 the Company incurred costs to further develop our website and API totaling $60,728.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management follows ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

Related Party Transaction

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

On July 4, 2023, the Company entered into an interest free loan agreement with our President, Secretary and Director, Yuliia Zaporozhan. According to it, Ms. Zaporozhan will provide funds to the Company, on an as-needed basis, in amounts up to $90,000 over the next five years. The Company will use the agreement as a line of credit and will use the advanced funds for the purpose of working capital and to perform necessary business operations.

 In accordance with the interest free loan agreement, during the period from inception on July 3, 2023 through September 30, 2023 Ms. Zaporozhan advanced $84,030 to the Company for operating expenses. Ms. Zaporozhan will not be repaid from the proceeds of this offering, however, in conjunction with the loan agreement the amounts advanced are to be repaid by July 4, 2028.  The Company plans to repay Ms. Zaporozhan from revenues of operations if and when the Company generates enough revenues to pay the obligation. There is no assurance that we ever will generate revenues from our operations.

Revenue Recognition

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer. The Company is providing API subscriptions on identifying and analyzing keywords for search engine optimization purposes.

For the three and nine months ended June 30, 2024, the Company received a revenue of $2,600 and $7,700, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

Stockholders’ Equity

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share.

On August 31, 2023, the Company issued 4,000,000 shares of common stock to its two founders and directors, Yuliia Zaporozhan 2,000,000 shares and Victor Balan 2,000,000 shares at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

BUSINESS OVERVIEW

StageWise Strategies Corp. is a Nevada-based corporation specializing in SEO services tailored to empower entrepreneurs. Our main focus is enhancing online visibility. Through keyword analysis and website optimization, we enable clients to boost their search engine rankings, attracting organic web traffic and extending their online presence to a broader audience.

We generate revenue through various channels linked to our SEO service, designed to empower entrepreneurs by enhancing their online visibility. Our core focus is on aiding individuals and businesses, spanning from startups to established enterprises, in bolstering their online presence and attracting organic web traffic.

Our primary revenue source is the Subscription-Based API Tool. Entrepreneurs managing multiple concurrent projects can leverage our subscription-based API tool, offering an expanded query quota. Users subscribe to this tool, paying a recurring fee, granting them access to advanced features and the capability to export acquired keywords for various applications.

Users can access our service through our company's website (https://stagewise.net/), where they discover comprehensive information on our offerings, pricing plans, and a user-friendly contact interface for plan selection. Revenue is derived from fees associated with platform access.

We offer three-tiered subscription-based monthly plans: Basic, Standard, and Premium. Each plan carries a recurring fee, granting users access to progressively advanced features, higher request allowances, and enhanced functionality. Clients pay for their selected plan, aligning with their specific promotional requirements.

Results of Operations

For the three and nine months ended June, 2024

During the three and nine months ended June 30, 2024 the Company received a revenue of $2,600 and $7,700 respectively.

The operating expenses for the same periods were comprised of operating expenses of $3,676 and $10,163 respectively, resulting in net losses of $ 1,076 and $ 20,194 for the three and nine months ended June 30, 2024. Our operating expenses consisted of mainly Professional Fees, Depreciation Expense, Office rent for the three and nine months ended June 30, 2024 respectively. The increase in operating expenses was mainly due to the higher professional fees.

Our total assets as of June 30, 2024 were $60,846. Our assets consisted of mainly Website and API.

As of June 30, 2024, the Company had 4,000,000 shares of common stock issued and outstanding.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $118. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

        Net cash used in operating activities for the nine months ended June 30, 2023, was $28,922.

Investing Activities

        For the nine months ended June 30, 2024, net cash used in investing activities was $41,600.

Financing Activities

For the nine months ended June 30, 2024, net cash provided by financing activities was $70,030.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

11

Recent accounting pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Stagewise Strategies Corp. encounters challenges related to the prolonged evaluation and sales cycles inherent in its business, particularly during economic downturns that impact our customers' operations. These extended and unpredictable sales cycles pose difficulties in forecasting our operational outcomes.

Forecasting the timing and recognition of revenue from the sale of our strategic solutions may be challenging due to the considerable time prospective customers may require to evaluate our product before committing to a purchase. The time span from the initial customer interaction to a purchase can span years, with potentially even longer intervals between initial and subsequent substantial purchases.

During the evaluation phase, prospective customers might opt not to proceed with a purchase or may scale down their intended orders for several reasons, including:

·	Reduced necessity for upgrading existing strategies or solutions.

·	Introduction of competing products by our rivals.

·	Competitive pricing offered by other market players.

·	Modifications in budget allocations and shifting purchasing priorities.

These factors contribute to the uncertainty and complexity of our sales and revenue forecasting, making it challenging to predict our operational results accurately. The dynamic technological evolution and market fluctuations in the Online Marketing and Digital Advertising industry pose additional risks. Changes in search engine algorithms, advertising platforms, or user behaviors can impact the effectiveness of our SEO services. Adapting to these rapid changes is essential for maintaining a competitive edge and delivering effective services. However, there is no guarantee that our adaptations will gain market acceptance or that we will successfully innovate in a cost-effective and timely manner.

Item 4. Controls and Procedures.

Material Weakness in Internal Control Over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act, our management is obligated to report on the effectiveness of our internal control over financial reporting. We conducted an assessment of this internal control for the period ending September 30, 2023 and determined it to be effective. However, it is important to note that the standards governing the evaluation of our internal control over financial reporting are intricate, necessitating substantial documentation, testing, and potential remediation efforts. In order to meet the requirements as a reporting company under the Exchange Act, we may need to implement additional financial and management controls, reporting systems, procedures, and potentially hire additional accounting and finance staff.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there were no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in certain legal claims or proceedings, nor have we ever been, and there are presently no ongoing or impending legal actions to the best of our awareness.

Item 1A. Risk Factors.

Stagewise Strategies Corp. operates in a dynamic and rapidly evolving market, and we cannot guarantee the sustained success of our business or the execution of our business plan.

We anticipate ongoing costs and expenses related to SEC reporting and compliance.

We may encounter obstacles in achieving the following objectives, which could significantly impact our ability to implement our business plan:

-Establishing and maintaining broad market acceptance of our strategies and solutions, and effectively converting this acceptance into both direct and indirect sources of revenue.

-Ensuring the adoption of our strategies and solutions across various environments, experiences, and device types.

-Timely and successfully developing new strategies and solutions, while continuously enhancing the functionality and features of our existing offerings.

-Developing strategies and solutions that result in high customer satisfaction and substantial end-customer usage, particularly in the realm of Online Marketing or Digital Advertising.

-Effectively addressing competition, including competition from emerging technologies and alternative solutions within the Online Marketing or Digital Advertising sector.

-Cultivating and sustaining strategic relationships to enhance the distribution, features, content, and utility of our strategies and solutions.

Our business strategy may encounter challenges, and we may struggle to address these risks in a cost-effective manner, if at all. In the event that we are unable to achieve these objectives successfully, it could have adverse consequences for our business. Stagewise Strategies Corp. may face challenges in executing its business plan if it cannot secure adequate capital and may be compelled to incur high capital costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

13

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGEWISE STRATEGIES CORP.
(Name of Registrant)

Date: August 14, 2024	By:	/s/ Yuliia Zaporozhan
	Title:	Yuliia Zaporozhan
President, Director, Secretary, Principal Executive, Financial and Accounting Officer
	By:	/s/ Victor Balan
	Title:	Director, Treasurer

 14