Form 10-K
period 2024-09-30
StageWise Strategies Corp.
filed 2024-12-30
CIK 1999261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2024

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-275731

STAGEWISE STRATEGIES CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7311 (Primary Standard Industrial Classification Number)	61-2108075 (IRS Employer Identification Number)

Friedrichstr. 114A, 10117, Berlin, Germany

+1413-3076199, office@stagewise.net

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	-	-

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]       No [X]

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

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []       No [X]

As of September 30, 2024, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s outstanding common shares held by non-affiliates was approximately $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,676,333 common shares issued and outstanding as of December 30, 2024.

STAGEWISE STRATEGIES CORP.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Business Overview

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “StageWise Strategies,” “we,” “us,” or the “Company” refer to StageWise Strategies Corp. (as applicable).

We are committed to providing Search Engine Optimization (“SEO”) solutions to emerging entrepreneurs. Our platform provides a keyword research tool to identify and select keywords relevant to a business or website. Through keyword analysis and website optimization, we boost search engine rankings, driving more organic traffic and expanding product and service reach.

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

Our subscription-based API tool is tailored to provide a significantly expanded quota of queries. This enhancement elevates the quality of business development strategies, delivering advantages for entrepreneurs managing multiple concurrent projects. Users have the capability to export the acquired keywords, facilitating their utilization in content creation, search engine optimization, contextual advertising, or any other relevant applications.

Access to our service is facilitated through the website, which offers extensive information on our services, pricing structures, and a dedicated contact option for plan selection.

Our platform allows entrepreneurs to maintain a comprehensive focus on all their projects, regardless of their stage, whether they are startups or well-established businesses. With the assistance of our platform's tips and guidance, entrepreneurs can systematically promote each project, ensuring a high-quality approach every step of the way.

Business Model

Our business model is designed to serve emerging entrepreneurs by offering SEO solutions that prioritize boosting online presence through keyword analysis and website optimization. We empower our clients to attract more organic traffic and expand their product and service reach. Our revenue generation plan includes subscription-based models, comprising Basic, Standard, and Premium tiers, each offering expanded functionality and request allowances. Entrepreneurs managing multiple projects can benefit from our subscription-based API tool, which provides a significantly increased quota of queries, enabling them to elevate the quality of their business development strategies. Additionally, we offer a keyword research tool, allowing users to access 15 keywords and a comprehensive business description with a single request. This tool serves entrepreneurs, particularly those managing multiple projects, by facilitating tasks such as content creation, search engine optimization, contextual advertising, and can be accessed through our website. Our channels of engagement primarily involve online access to our website, where clients can select subscription plans and download our program to access and make use of our services.

Our Competitive Strengths:

  Keyword Analysis and Optimization: We specialize in identifying and utilizing relevant keywords to optimize websites for improved search engine performance.
  Strategic Online Promotion: Our service delivers a methodical approach to online promotion, recognizing the significance of a robust online presence for entrepreneurial success.
  Complimentary Queries: We provide a complimentary allocation of 15 queries, allowing users to sample our service by uncovering valuable keywords and receiving guidance within this limit.

  Subscription Plans: We present three subscription tiers - Basic, Standard, and Premium - each offering progressively advanced functionality and query allowances to cater to varying client needs.
  Expanding Database: Our service features an expanding database containing comprehensive information on business promotion and diverse project execution scenarios, aiding informed decision-making.
  API Tool: For users handling multiple projects concurrently, our subscription-based API tool offers an expanded query quota, enabling advanced business development strategies and keyword export for various applications.
  User-Friendly Platform: Our service is easily accessible through our website, where users can find detailed information on services, pricing plans, and an intuitive interface for plan selection.
  Holistic Project Management: Entrepreneurs, whether startups or established businesses, can benefit from our platform's guidance and tools for systematic project promotion.

Effect of General Economic Conditions on our Business

The state of the general economy significantly affects our SEO business. During economic recoveries and stable periods, entrepreneurs are more willing to invest in enhancing their online presence. A strong economy makes it easier for them to justify this investment, resulting in increased demand for our SEO services. In contrast, economic downturns may lead to reduced demand as businesses tighten their budgets. Therefore, the economic environment plays a pivotal role in determining the demand for our services.

Regulation

Our operations are subject to a range of federal, state, and international laws and regulations governing online and mobile platform businesses. These regulations encompass areas such as privacy, user data protection (including data collection from minors), online and mobile content, advertising, marketing activities, and anti-corruption measures.

We are committed to full compliance with all applicable laws and regulations that govern our industry. As such, we are determined to obey any regulation that we are subject to, striving to ensure the highest standards of ethics, user privacy, and data protection. We also acknowledge the dynamic nature of the regulatory landscape in the online and mobile platform sector.

As we operate in a relatively new industry where clear guidance is not available for the interpretation and application of existing laws and regulations, these laws and regulations are constantly evolving and may be interpreted, applied, created, superseded, or amended in a manner that could harm our business. These changes may occur immediately or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. As we expand our business into new markets or introduce new features, fulfillment methods, or offerings into existing markets, regulatory bodies or courts may claim that we are subject to additional requirements, or that we are prohibited from conducting business in certain jurisdictions.

Employees

StageWise Strategies is a company with only two employees, Yuliia Zaporozhan serving as President, Director, and Secretary, and Victor Balan in the position of Director and Treasurer. The company may consider hiring more employees if the need arises.

Corporate organization

StageWise Strategies is a Nevada corporation organized in 2023 with its principal office located at Friedrichstr. 114A, 10117, Berlin, Germany. Our telephone number is (413) 307-6199.

ITEM 1A. Risk Factors

As a Smaller Reporting Company, the company is not required to include the disclosure under this Item 1A. Risk Factors. Despite the fact that we are not required to provide risk factors, we consider the following factors to be risks to our continued growth and development:

StageWise Strategies operates in a dynamic and rapidly evolving market, and we cannot guarantee the sustained success of our business or the execution of our business plan.

Our strategic approach and solutions are part of a continuously evolving landscape, and the markets in which we operate, specifically in the Online Marketing or Digital Advertising industry, are subject to rapid change. Consequently, we must assess our prospects in light of the challenges, costs, and complexities frequently encountered by emerging companies in such swiftly evolving markets. We may encounter obstacles in achieving the following objectives, which could significantly impact our ability to implement our business plan:

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

StageWise Strategies may face challenges in executing its business plan if it cannot secure adequate capital and may be compelled to incur high capital costs.

To effectively implement our business plan and fulfill our financial commitments as they arise, we will require additional capital. The ability to obtain the necessary additional capital may be uncertain, and we may be obligated to pay elevated costs for such capital. Various factors may influence the availability and pricing of capital, including:

•	General market conditions affecting the accessibility and expense of capital.

•	Our financial performance and results.

•	The level of interest, or lack thereof, from the market in our industry and business strategy.

•	Our sustained success or challenges in executing our business plan.

•	The magnitude of our capital requirements.

Should we fail to secure adequate capital, we may encounter difficulties in meeting our current and future financial obligations and may be unable to fully leverage existing or potential opportunities. Prolonged inability to access capital could even necessitate the suspension of our operations.

Yulia Zaporozhan is a related party with whom the Company entered into transactions between July 3, 2023 (inception) and September 30, 2024 under the Loan Agreement dated July 4, 2023 for $90,000 and the Amendment to Loan Agreement dated July 15, 2024, which increased the loan amount to $150,000. We intend to utilize this agreement as a source of working capital, enabling the execution of essential business operations.

StageWise Strategies encounters challenges related to the prolonged evaluation and sales cycles inherent in its business, particularly during economic downturns that impact our customers' operations. These extended and unpredictable sales cycles pose difficulties in forecasting our operational outcomes.

Forecasting the timing and recognition of revenue from the sale of our strategic solutions may be challenging due to the considerable time prospective customers may require to evaluate our product before committing to a purchase.

Our market, encompassing strategic solutions and services, is marked by rapid and continuous technological advancements and market volatility.

The market for our strategic solutions and services is characterized by ongoing technological advancements and market fluctuations. Changes in technology, shifting industry standards, evolving customer preferences, and competitive pressures require us to innovate promptly and efficiently. Failing to adapt our solutions to these swift changes could hinder our ability to acquire and retain market share.

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

It is challenging to predict the precise financial resources needed to fully execute our business plan, and these requirements may surpass any estimates we have provided. These circumstances give rise to doubts about our ability to remain operational. In the event that we are unable to secure adequate capital when necessary, we may rely on a loan from our director, Yuliia Zaporozhan, under the Loan Agreement dated July 4, 2023 for $90,000, as amended on July 15, 2024, to increase the loan amount to $150,000.

We face competition from companies with more extensive resources, which places us in a competitive disadvantage.

Our industry, centered around strategic solutions and services, is characterized by robust competition, and we anticipate an escalation in competitive pressures in the future. Some of our current or potential competitors, such as SEMrush, Ahrefs, and Moz, possess considerably greater financial, technical, and marketing capabilities compared to our organization. These established competitors offer a comprehensive suite of SEO tools, including keyword research, competitor analysis, and website optimization features. SEMrush, for instance, is known for its extensive keyword database and in-depth analytics, while Ahrefs is widely used for its backlink analysis capabilities. Moz, on the other hand, is recognized for its domain authority metric and has a strong presence in the SEO community.

The competitive advantage of these formidable competitors may enable them to respond more swiftly to emerging technologies or shifts in customer requirements. Additionally, they may allocate larger resources to the development, promotion, and sale of their offerings. We expect our competitors to continue enhancing the performance of their existing solutions and introducing new products, services, and technologies. Successful introductions or improvements by competitors like SEMrush, Ahrefs, and Moz could potentially lead to reduced sales, diminished market acceptance of our solutions, heightened price competition, or even the obsolescence of our products. To remain competitive in this dynamic landscape, we must maintain a substantial commitment to investing in research and development, sales and marketing, and customer support. While we recognize the challenges posed by companies with more extensive resources, we stay dedicated to providing innovative SEO services that empower entrepreneurs to improve their online visibility.

Our capacity to engage in significant research and development endeavors is constrained due to our financial limitations, potentially obstructing our future growth potential.

Given our restricted overall resources, we have abstained from making substantial investments in research and development activities since our inception. This strategy primarily aims to preserve short-term capital; however, it may yield enduring implications.

Our failure to allocate resources to research and development jeopardizes our ability to remain competitive in terms of technological advancements and product offerings. Ultimately, this may have an adverse impact on our revenue growth and impede our journey toward profitability.

Our operational continuity is subject to disruptions stemming from external, uncontrollable events.

Our operational performance and financial results may be adversely impacted by prevailing global market and economic conditions, including ongoing geopolitical instability in various regions.

As a business focused on providing SEO services, our operations are not immune to the broader influence of the global economy and geopolitical circumstances. Our business remains susceptible to the influence of general worldwide economic and market circumstances. Deterioration in the U.S. and global economies could result in unfavorable consequences for our operational outcomes, encompassing potential declines in revenue and operational cash flow. The impact of these conditions on the business is magnified by the fact that our potential clientele may find it unprofitable to invest in SEO services, including the utilization of our innovative solutions, keyword analysis, and website optimization, given the economic uncertainties caused by geopolitical conflicts. They may opt to curtail or entirely cease their acquisition of our products and services, which could result in reduced demand and diminished revenue streams for our company.

 Our Board of Directors has no prior experience in managing a public company, which is essential for establishing and maintaining disclosure controls and procedures as well as internal control over financial reporting.

We have no prior operational history as a public company. Yuliia Zaporozhan, serving as our President, Secretary, and Director, and Viktor Balan, Treasurer and Director, lack experience in overseeing a public company's requirements, including the establishment and maintenance of disclosure controls, procedures, and financial reporting controls. Consequently, there may be challenges in successfully operating as a public company, even if our core operations perform well. In recognition of these challenges, our intention is to proactively seek and engage experienced professionals to provide guidance and expertise in managing the responsibilities of a public company.

Our intention is to fully adhere to the various rules and regulations mandated for a reporting company registered with the Securities and Exchange Commission.

ITEM 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

ITEM 2. Properties

Our current office space is located at Friedrichstr. 114A, 10117, Berlin, Germany. The space is adequate for our needs.

ITEM 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not currently traded on any exchange. We cannot assure that any market for the shares will develop or be sustained. We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends.

Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2024, the company has 4,134,000 shares of common stock issued and outstanding held by company’s shareholders.

ITEM 6. Reserved

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of September 30, 2024, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments. For information regarding risk factors that could have a material adverse effect on our business, refer to the Risk Factors.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had revenues in amount of $9,007 for the year ended September 30, 2024, had a net loss $30,615 year ended September 30, 2024.

The Company is attempting to commence full-scale operations and generate sufficient revenue, however the Company’s cash position may not be sufficient to support the Company’s daily operations long-term.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2023 we have cash reserves of approximately $610 and our liabilities are $32,400, comprising $18,400 accounts payable and $14,000 owed to Yuliia Zaporozhan, our Director. As of September 30, 2024 we have cash reserves of approximately $11,343 and our liabilities are $145,330, comprising $13,500 accounts payable and $121,830 owed to Yuliia Zaporozhan, our Director.

The provided financial data indicates a concerning trend in the company's financial health. As of September 30, 2023, the company had a significant cash shortfall, with liabilities exceeding its cash reserves. The situation has worsened by September 30, 2024, as the gap between liabilities and cash reserves has widened considerably.

A significant portion of the company's liabilities is owed to Yuliia Zaporozhan, a director of the company.

Cash Flow Analysis

The company's cash flow statements for the fiscal years ended September 30, 2023, and 2024, present a mixed financial picture.

Operating Activities

For the years ended September 30, 2024 and 2023, net cash provided by operating activities was $12,217 and $11,410, respectively.

Investing Activities

For the years ended September 30, 2024 and 2023,  net cash provided by investing activities was $88,900 and $28,800, respectively.

Financing Activities

For the years ended September 30, 2024 and 2023,  net cash provided by financing activities was $111,850 and $18,000, respectively.

While the company was able to secure additional financing in both years, the increasing reliance on external funds and the negative cash flow from operations in 2024 raise concerns about the company's long-term financial sustainability.

The company's current financial position is challenging, with limited cash reserves and significant liabilities. To ensure continued operations, we are actively seeking additional funding through various channels, including a loan from our Director, Yuliia Zaporozhan.

While we are confident in our business plan, we acknowledge the inherent uncertainties and risks associated with raising capital and executing our strategy. We are diligently working to mitigate these risks and secure the necessary funding to achieve our long-term goals.

Results of Operations

Total income for the year ended September 30, 2024 was $9,007, and no income was generated from inception on July 3, 2023 through September 30, 2023.

Total expenses for the year ended September 30, 2023 were $6,995, made up of office rent $308, postage and delivery $39 and professional fees $6,648.

Total expenses for the year ended September 30, 2024 were $39,629, made up of professional fees $24,886, amortization of $13,299, bank service charges $6, business licenses and permits $915, postage and delivery $13 and office rent $510.

For the year ended September 30, 2024 and 2023, the company recorded a net loss of $30,615 and $6,990, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accountant.

 ITEM 9A. Controls and Procedures

The company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of September 30, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2024, the company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We lack an adequate internal control structure – Due to the size of the company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls. As a start up company, management is implementing practical measures to strengthen internal controls within the limitations of the company's structure. This includes documenting financial processes and workflows, creating checklists for critical tasks to ensure consistency, and setting clear approval thresholds for significant transactions.

2.

We do not have appropriate segregation of duties or adequate accounting resources – The company has only two employees therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the company’s financial statements.

Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. While the auditor's role does not include management responsibilities, their insights during the audit process enhance the accuracy and reliability of our financial reporting. To protect financial data, we have initiated regular backups stored securely off-site and implemented IT controls such as password-protected systems, user authentication, and basic logging of financial data changes to prevent unauthorized access or alterations.

3.	We did not implement appropriate information technology controls – As at September 30, 2024, the company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting. We are formalizing a data backup process, including automated and off-site backups, to safeguard critical financial data. Basic IT controls such as access restrictions, user authentication, and change tracking will be implemented to ensure the integrity of financial reporting.

Accordingly, the company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the company did not maintain effective internal control over financial reporting as of September 30, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Yuliia Zaporozhan	32	President, Director and Secretary (Chairman)
Victor Balan	30	Director and Treasurer

Yuliia Zaporozhan, President, Director and Secretary

Ms. Zaporozhan, has acted as the Company’s President, Director and Secretary since July 3, 2023. Ms. Zaporozhan graduated from Odesa National Economic University in 2015, earning a Master's degree in Personnel Management and Labor Economy. She has held roles as Head of the Finance Office in 2014 and Accountant for various companies from 2015 to 2019.

Victor Balan, Director and Treasurer

Mr. Balan, has acted as the Company’s Director and Treasurer since July 3, 2023. Mr. Balan graduated from the Odesa National Maritime University, transitioned to the automotive industry in 2018 as a Senior Sales Manager at NNauto. In 2019, he further enhanced his skills with coursework in digital marketing and website development. Since then, Mr. Balan he has been engaged in front-end and back-end development, operating as a self-employed professional, creating websites tailored for tech products and gadgets.

ITEM 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Yuliia Zaporozhan (President, Director and Secretary (Chairman))	Since inception (July 3, 2023) till September 30, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor Balan. (Director and Treasurer)	Since inception (July 3, 2023) till September 30, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its Officers.

Ms. Zaporozhan and Mr. Balan currently devotes restricted amount of time to our operations. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2024, certain information with respect to the beneficial ownership of shares of our Common Stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of Common Stock, (ii) each director or nominee for director of our company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares	Owned Percent of Class
Yuliia Zaporozhan	Friedrichstr. 114A, 10117, Berlin, Germany	2,000,000	48,38%
Victor Balan	Friedrichstr. 114A, 10117, Berlin, Germany	2,000,000	48,38%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on September 30, 2024 - 4,134,000.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of StageWise Strategies Corp., including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors considers all relevant available facts and circumstances.

Related Party Transactions

Yuliia Zaporozhan is related party with whom the Company had transactions with during from July 3, 2023 (Inception) to September 30, 2024. During this period, Yuliia Zaporozhan contributed $121,830 in cash to assist in paying for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

ITEM 14. Principal Accountant Fees and Services

Fees billed to our company for the years ended September 30, 2024 and 2023 for professional services rendered amounted to $17,000 and $0.

 The following table sets forth the fees billed to our company for the years ended September 30, 2024 and 2023 for professional services rendered.

	2024	2023
Audit Fees	$17,000	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,000	$-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

(2)Financial Statement Schedules:

None.

(3)Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

ITEM 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Stagewise Strategies Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Stagewise Strategies Corp. (the "Company") as of September 30, 2024 and September 30, 2023, the related statements of operations, changes in stockholders' equity, from inception to the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows from inception to the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $37,606 and a negative cash flow from operations amounting to $30,615 from inception to the period ended September 30, 2024. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related party loans

We noted a significant related party loans as a critical matter.

We performed the following procedures to address the matter such as, confirmation of those related party loans, risk assessment of the nature of the related party transactions, review of the recent minutes of meetings of stockholders, directors, and committees, review of the presence of any significant journal entries and other adjustments and Inquiry with management of any undisclosed related party contract.

 DYLAN FLOYD ACCOUNTING & CONSULTING

Newhall, California

December 23, 2024

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of September 30, 2024 (audited)	As of September 30, 2023 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$11,343	$610
Total Current Assets	$11,343	$610
Other Assets
Intangible Assets, net	$104,401	$28,800
Total Other Assets	$104,401	$28,800
TOTAL ASSETS	$115,744	$29,410
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable	$13,500	$18,400
Deferred revenue	$10,000	$-
Loan from Related Parties	$121,830	$14,000
Total Current Liabilities	$145,330	$32,400
Total Liabilities	$145,330	$32,400
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 5,000,000 shares authorized, 4,134,000 and 4,000,000 shares issued and outstanding at September 30, 2024 and 2023, respectively	4,134	4,000
Additional Paid-in Capital	$3,886	$-
Accumulated Deficit	$(37,606)	$(6,990)
Total Stockholders’ Equity (Deficit)	(29,586)	(2,990)
TOTAL LIABILITIES & STOCKHOLDER`S EQUITY (DEFICIT)	$115,744	$29,410

The accompanying notes are an integral part of the financial statements

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS

	As of September 30, 2024 (audited)	As of September 30, 2023 (audited)
Revenue	$9,007	$-
Gross Profit	$9,007	$-

Operating Expenses
Office rent	$511	$308
Postage and Delivery	$13	$39
Bank Service Charges	$6	$-
Business Licenses and Permits	$915	$-
Depreciation Expense	$13,299	$-
Professional Fees	24,886	6,648
Total operating expenses	39,630	6,995
Net Loss from Operations	(30,623)	(6,995)

Other Income
Interest Income	$7	$5
Total other income	$7	$5

Net Loss	$(30,616)	$(6,990)
Net Loss per Common Share – Basic & Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,004,205	4,000,000

The accompanying notes are an integral part of the financial statements

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount ($0.001 par value)
Balance as of July 3, 2023	-	$-	$-	$-	$-
Shares issued for cash	4,000,000	$4,000	$-	$-	$4,000
Net Los	-	$-	$-	$(6,990)	$(6,990)
Balance as of September 30, 2023	4,000,000	$4,000	$-	$(6,990)	$(2,990)
Shares issued for cash	134,000	$134	$3,886	$-	$4,020
Net Loss	-	-	-	(30,616)	(30,616)
Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)

The accompanying notes are an integral part of the financial statements

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS

	As of September 30, 2024 (audited)	As of September 30, 2023 (audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(30,616)	$(6,990)
Adjustments to reconcile net loss to net cash provided by operations:
Deferred revenue	$10,000	$-
Accumulated Depreciation	$13,299	$-
Changes in operating assets and liabilities:
Accounts Payable	$(4,900)	$18,400
Net cash provided by Operating Activities	(12,217)	$11,410
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Intangible Assets	$(88,900)	$(28,800)
Net cash used in Investing Activities	$(88,900)	$(28,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	$134	$4,000
Additional Paid-in Capital	$3,886	$-
Proceeds from Loan from Related Parties	$107,830	$14,000
Net cash provided by Financing Activities	$111,850	$18,000

Net cash increase (decrease) for period	$(10,733)	$610
Cash at beginning of period	$610	$-
Cash at end of period	$11,343	$610

The accompanying notes are an integral part of the financial statements

STAGEWISE STRATEGIES CORP.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

StageWise Strategies Corp. (“Company”) was incorporated on July 03, 2023 under the laws of Nevada. We are a Nevada-based company, providing search engine optimization (SEO) services. Our core purpose is to optimize online visibility and enhance organic search rankings for businesses across diverse industries. Leveraging advanced data analytics and proprietary algorithms, the company offers tailored keyword research and implementation strategies to effectively promote clients' products and services in the digital marketplace.

Our service offers an intelligent approach to website promotion, emphasizing a strong online presence for entrepreneurs. Our aim is to provide accessible tools for success, including trials for users to explore the service benefits. Additionally, we plan to introduce subscription-based options to enhance the experience with advanced capabilities, granting clients exclusive access to premium features for elevated website promotion.

Understanding the importance of a strong online presence for entrepreneurs, our goal is to equip them with the necessary tools for success. We intend to make our service accessible to as many users as possible and offer free trials for users to explore the benefits of our service. However, to further enhance the experience and offer advanced features and capabilities, we plan to introduce subscription-based options. These subscriptions will provide clients with exclusive access to premium features, allowing them to take their website promotion to the next level.

One of the key features of our website is the development of an extensive database. This database contains answers to a wide range of questions related to business promotion, as well as various scenarios for the realization of business projects. Using free version of our website clients gain one-attempt search trial per day that can assist them with 15 most useful keywords and provide a descriptive guidance on a daily basis. Meanwhile, the subscription-based API tool allows for a significantly increased number of queries, thereby improving the quality of business development strategy and making it incredibly advantageous for entrepreneurs managing multiple projects simultaneously. Our users can export obtained keywords and use them for creating content, search engine optimization, contextual advertising, or any other purposes.

Our website (https://stagewise.net/) is planned to emphasize an extensive database with answers to diverse business promotion questions and various project realization scenarios. The free version will offer clients one-attempt search trial per day, assisting them with 15 valuable keywords and providing daily descriptive guidance. Alternatively, the subscription-based API tool will allow for a significantly higher number of queries, enhancing the quality of business development strategies and benefiting entrepreneurs handling multiple projects.

Users will be able to export obtained keywords for content creation, search engine optimization, contextual advertising, or other purposes.

Our platform will allow entrepreneurs to maintain a comprehensive focus on all their projects, regardless of their stage, whether they are startups or well-established businesses. Assistance of our platform's tips and guidance, will enable entrepreneurs systematically promote each project, ensuring a high-quality approach every step of the way.

Our company offers a powerful and user-friendly service that assists entrepreneurs in promoting their businesses. By leveraging CEO technology, our website is planned to provide invaluable keywords, comprehensive concise descriptions from a vast self-developed database of business promotion expertise. Through a paid subscription, entrepreneurs gain advanced search-based support with a specific number of monthly requests. Using our website, entrepreneurs will effectively manage multiple projects, receive expert guidance, and connect with professional executors for each new idea.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had revenues in amount of $9,007 for the year ended September 30, 2024 and had a net loss $30,615 year ended September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence full-scale operations and generate sufficient revenue, however the Company’s cash position may not be sufficient to support the Company’s daily operations long-term.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted an September 30 fiscal year-end.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As September 30, 2024 the Company had cash equivalents in total $11,343.

Related Parties

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

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer. The Company is providing API subscriptions on identifying and analysing keywords for search engine optimization purposes.

For the year ended September 30, 2024 and 2023, we generated total revenue of $9,007 and $0, respectively.

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

NOTE 4 – COMMON STOCK

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share.

During the year ended September 30, 2024, the Company issued 134,000 shares of common stock for cash proceeds at $0.03 per share for a total of $4,020.

There were 4,134,000 and 4,000,000 shares of common stock issued and outstanding as of September 30, 2024 and 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

To support the Company’s financial needs, it may receive advances from related parties until it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

Yulia Zaporozhan is a related party with whom the Company entered into transactions between July 3, 2023 (inception) and September 30, 2024 under the Loan Agreement dated July 4, 2023 for $90,000 and the Amendment to Loan Agreement dated July 15, 2024, which increased the loan amount to $150,000.

As of September 30, 2024, the Company's CEO Yulia Zaporozhan provided $121,830 to the Company, of which $107,830 was provided during the year ended September 30, 2024, to assist in paying operating expenses on behalf of the Company. Amounts due to the related party are unsecured and non-interest bearing, with no set repayment dates.

NOTE 6- COMMITMENTS AND CONTINGENCIES

Commitments under agreements

On August 29, 2023, the Company took on a financial obligation of $28,800 related to the development of its website. As of December 31, 2023, the financial obligation is $70,400 related to the development of its website.  As of September 30, 2024, the financial obligation is $88,900 related to the development of its website.

On September 10, 2024, the Company entered into an agreement of $133,750 related to the development of its website, which will last until April 21, 2025. As of September 30, some of the work under this contract had been completed, namely: Phase 1 ( Project Scoping), Phase 2 (AI Model Development). Work on Phase 3 (Backend API Development) began on September 14, 2024 and is expected to be completed in November 2024.The remaining steps on the website development will be completed the November-April, 2025.

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to September 30, 2024, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – INTANGIBLE ASSET

The Company accounts for its intangible assets in accordance with ASC 350-40, “Internal-Use Computer Software - Computer Software Developed or Obtained for Internal Use,” and ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC 350-40 requires assets to be carried at the cost of developing the asset and requires that an intangible asset be amortized over its useful life and that the useful life be assessed at each reporting period to determine whether events or circumstances require a revision of the remaining useful life. If the useful life estimate changes, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

The Company capitalized $28,800 of website development costs and amortized them over 5 years at a rate of $5,760 per year. After the initial capitalization, additional expenses of $41,600 were incurred for the company's website. These expenses are also amortized over 5 years at a rate of $8,320 per year. Development of the website began on August 29, 2023.

In September 2024, additional expenses of $47,300 were incurred to develop the "AI Social Media Content Generator" API. These expenses are also amortized over 5 years and amortization will begin in October 2024.

As of September 30, 2024, website development cost $70,400, and the development of the "AI Social Media Content Generator" API cost $47,300. Total intangible assets as of September 30, 2024 are $117,700.

NOTE 8 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company reviewed its operations as of October 30, 2024, the date these financial statements were issued, and concluded that it had subsequent events that could be disclosed in these financial statements. The CEO paid $11,000 on behalf of the Company for the period October 1, 2024 till October 30, 2024.

On November 21, 2024, Yuliia Zaporozhan, a member of the Board of Directors of the Company notified the Company of her intention to resign from her positions as President, Director, Secretary, and CEO of the Company, effective November 25, 2024. Ms. Zaporozhan did not advise the Company or the Board of any disagreement with the Company on any matter relating to its operations, policies, or practices. On November 21, 2024, Victor Balan was appointed to serve as President, Secretary, and CEO, and continued to serve as Director and Treasurer.

Effective November 21, 2024, Alarcon Martinez Marcelo Ramon was appointed to serve as Independent Director of the Company.

On November 22, 2024, the Company amended its Loan Agreement originally dated July 4, 2023, and previously amended on July 15, 2024. Under the terms of the second amendment, the loan obligations, originally executed by Yuliia Zaporozhan, were transferred to Director Victor Balan, who will assume responsibility for all rights and obligations associated with the agreement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on December 30, 2024.

STAGEWISE STRATEGIES CORP.

By: /s/ Victor Balan
Victor Balan, President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)