Form 10-Q
period 2024-12-31
StageWise Strategies Corp.
filed 2025-02-07
CIK 1999261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Tel: +1-413-3076199

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

As of February 07, 2025, there were 4,918,334 shares, par value $0.03, of the registrant’s common stock outstanding.

ITEM 1.	Financial Statements

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of December 31, 2024 (Unaudited)	As of September 30, 2024 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,596	$11,343
Total Current Assets	$6,596	$11,343

Other Assets
Intangible Assets, net	$124,512	$104,401
Prepaid expenses	$46,246	$-
Total Other Assets	$170,758	$104,401
TOTAL ASSETS	$177,354	$115,744
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable	$21,500	$13,500
Deferred revenue	$6,400	$10,000
Loan from Related Parties	$136,050	$121,830
Total Current Liabilities	$163,950	$145,330
Total Liabilities	$163,950	$145,330

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 5,000,000 shares authorized, 4,643,667 shares issued and outstanding as of December 31, 2024 and 4,134,000 as of September 30, 2024	4,644	4,134
Additional Paid-in Capital	$18,666	$3,886
Accumulated Deficit	$(9,906)	$(37,606)
Total Stockholders’ Equity (Deficit)	13,404	(29,586)
TOTAL LIABILITIES & STOCKHOLDER`S EQUITY (DEFICIT)	$177,354	$115,744

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Revenue	$54,690	$2,400
Gross Profit	$54,690	$2,400

Operating Expenses
Office rent	$45	$30
Postage and Delivery	$-	$13
Bank Service Charges	$226	$2
Business Licenses and Permits	$200	$18
Depreciation Expense	$6,189	$2,418
Professional Fees	$16,000	$13,068
SEO Services	$1,417	$-
Marketing Services	$2,916	$-
Total operating expenses	$26,993	$15,549

Income (Loss) from Operations	$27,697	$(13,149)
Other Income
Interest Income	$3	$3
Total Other Income (Expense)	$3	$3
Net Income (Loss)	$27,700	$(13,146)

Net Income/Loss per Common Share – Basic & Diluted	$0.01	$(0.01)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,210,387	4,000,000

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of common stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2023	4,000,000	$4,000	$-	$(6,990)	$(2,990)
Net loss for the three months ended December 31, 2023	-	$-	$-	$(13,146)	$(13,146)
Balance as of December 31, 2023	4,000,000	$4,000	$-	$(20,136)	$(16,136)

Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)
Shares issued for cash	509,667	$510	$14,780	$-	$15,290
Net income for the three months ended December 31, 2024	-	$-	$-	$27,700	$27,700
Balance as of December 31, 2024	4,643,667	$4,644	$18,666	$(9,906)	$13,404

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$27,700	$(13,146)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid expenses	$(46,246)	$-
Accounts Payable	$8000	$(18,400)
Accounts Receivable	$-	$300
Deferred revenue	$(3,600)	$-
Accumulated Depreciation	$6,189	$2,418
Net cash provided by Operating Activities	$(7,957)	$(28,828)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	$(26,300)	$(41,600)
Net cash provided by Investing Activities	$(26,300)	$(41,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	$510	$-
Additional Paid-in Capital	$14,780	$-
Proceeds from Loan from Related Parties	$14,220	$70,030
Net cash provided by Financing Activities	$29,510	$70,030

Cash at beginning of period	$11,343	$610
Cash at end of period	$6,596	$212
Net cash increase for period	$(4,747)	$(398)
Supplemental Schedule of Cash Flow	-	-
Information: Interest paid	-	-
Income tax paid	-	-

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

StageWise Strategies Corp. (“Company”) was incorporated on July 03, 2023 under the laws of Nevada. We provide search engine optimization (SEO) services. Our core purpose is to optimize online visibility and enhance organic search rankings for businesses across diverse industries. Leveraging advanced data analytics and proprietary algorithms, the company offers tailored keyword research and implementation strategies to effectively promote clients' products and services in the digital marketplace.

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

As reflected in the financial statements, the Company had revenues in amount of $54,690 for the three months ended December 31, 2024 and had a net income $27,700 year ended September 30, 2024. These factors indicate that the Company continues as a going concern.

The Company's capacity to operate as a going concern is reliant on its ability to generate profitable operations in the future and/or secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. Management plans to increase sales but is prepared to finance operating expenses, if necessary, from cash on hand, as well as loans from directors and/or private placements of common stock.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As December 31, 2024 the Company had cash equivalents in total $6,596.

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

For the three months ended December 31, 2024 and 2023, we generated total revenue of $54,690 and $2,400, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

During the three months ended December 31, 2024, the Company issued 509,667 shares of common stock for cash proceeds at $0.03 per share for a total of $15,290.

There were 4,643,667 and 4,000,000 shares of common stock issued and outstanding as of December 31, 2024 and 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

To support the Company’s financial needs, it may receive advances from related parties until it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

Prior to November 21, 2024, Yulia Zaporozhan, who served as the Company’s President, Director, Secretary, and CEO, was a related party with whom the Company entered into transactions between July 3, 2023 (inception) and November 21, 2024 under the Loan Agreement dated July 4, 2023 for $90,000 and the Amendment to Loan Agreement dated July 15, 2024, which increased the loan amount to $150,000.

As of November 21, 2024, the outstanding balance owed by the Company to Yulia Zaporozhan under the aforementioned loan agreements was $136,050, which included $14,220 advanced between October 1 and November 21, 2024. This amount represents the total amount provided by Yulia Zaporozhan to the Company to assist with operating expenses.

On November 22, 2024, Agreement on the Assignment of Rights was executed between the Company, Viktor Balan, and Yulia Zaporozhan. Viktor Balan, who at that time served as the Company’s Director and Treasurer (and subsequently assumed the roles of President, Secretary, and CEO following Yulia Zaporozhan 's departure (see 8-K report filed on November 22, 2024), paid Yulia Zaporozhan $136,050, representing the full outstanding balance of the debt owed by the Company to Yulia Zaporozhan. In consideration for this payment, Yulia Zaporozhan irrevocably assigned, transferred, and set over to Viktor Balan all of Yulia Zaporozhan's right, and title to the debt. This assignment effectively transferred the debt obligation from Yulia Zaporozhan to Viktor Balan.

On November 25, 2024, the Company entered into a new Loan Agreement with Viktor Balan. Under this agreement, Viktor Balan agreed to provide the Company a non-interest-bearing, fully secured loan in the amount of $200,000. This new loan agreement supersedes the debt assigned from Yulia Zaporozhan.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments under agreements

On September 10, 2024, the Company entered into an agreement of $133,750 related to the development of its website, which will last until April 21, 2025. As of December 31, 2024, some of the work under this contract had been completed, namely: Phase 1 - Phase 4. The remaining steps on the website development will be completed the November-April, 2025.

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to December 31, 2024, and no legal proceedings are currently pending or threatened to the best of our knowledge.

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

The company capitalized $28,800 on website development costs, amortized over five years at $5,760 annually. Subsequently, an additional $41,600 was invested in website development, also amortized over five years at $8,320 per year. Website development commenced on August 29, 2023.

In September 2024, the company embarked on the development of an AI Social Media Content Generator API, with a contracted budget of $133,750. Initial development costs in September 2024 amounted to $47,300. These costs are subject to amortization over a five-year period.

During the three-month period ending December 31, 2024, an additional $26,300 was incurred for API development, also subject to five-year amortization.

As of December 31, 2024, the accumulated costs for website development totaled $70,400, and the AI Social Media Content Generator API development costs reached $73,600. Consequently, the total intangible assets as of December 31, 2024, amounted to $144,000.

NOTE 8 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company reviewed its operations as of February 07, 2025, the date these financial statements were issued, and concluded that it had subsequent events that could be disclosed in these financial statements. The CEO paid $14,500 on behalf of the Company for the period January 1, 2025 till February 07, 2025. Also, between January 1, 2025 and February 07, 2025, the Company issued 274,667 shares of common stocks at $0.03 per share for cash proceeds of $8,240.

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

We aim to generate revenue through various channels linked to our SEO service, designed to empower entrepreneurs by enhancing their online visibility. Our core focus is on aiding individuals and businesses, spanning from startups to established enterprises, in bolstering their online presence and attracting organic web traffic.

Our primary revenue sources encompasses:

Subscription-Based API Tool: Entrepreneurs managing multiple concurrent projects can leverage our subscription-based API tool, offering an expanded query quota. Users subscribe to this tool, paying a recurring fee, granting them access to advanced features and the capability to export acquired keywords for various applications.

Users can access our service through our company's website, where they discover comprehensive information on our offerings, pricing plans, and a user-friendly contact interface for plan selection. Revenue is derived from fees associated with platform access.

We offer three-tiered subscription-based monthly plans: Basic, Standard, and Premium. Each plan carries a recurring fee, granting users access to progressively advanced features, higher request allowances, and enhanced functionality. Clients pay for their selected plan, aligning with their specific promotional requirements.

Results of Operations

Revenue

Total revenue for the three months ended December 31, 2024 and 2023 was $54,690 and $2,400, respectively.

Operating expenses

Total expenses for the three months ended December 31, 2023 were $15,549, made up of office rent $30, postage and delivery $13, professional fees $13,068, depreciation expense $2,418, business licenses and permits $18, bank service charges $2.

Total expenses for the three months ended December 31, 2024 were $26,993, made up of office rent $45, marketing services $2,916, SEO services $ 1,417, professional fees $16,000, depreciation expense $6,189, business licenses and permits $200, bank service charges $226.

Net Loss

For the three months ended December 31, 2023, the company recorded a net loss of $13,146.

For the three months ended December 31, 2024, the company recorded a net income of $27,700.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $6,596. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the three months ended December 31, 2024, net cash used in operating activities was $7,957 compared to net cash used in operating activities of $28,828 for three months ended December 31, 2023. This decrease was primarily due to the receipt of income in 2024.

Investing Activities

For the three months ended December 31, 2024 and 2023, net cash used in investing activities was $26,300 and $41,600, respectively.

Financing Activities

For the three months ended December 31, 2024, net cash provided by financing activities was $4,747, compared to the net cash provided by financing activities of $398 For the three months ended December 31, 2023.

Current Financial Condition

As of December 31, 2024, we have generated revenue in amount of $54,690. During the three months ended December 31, 2024, the Company issued 509,667 shares of common stock for cash proceeds at $0.03 per share for a total of $15,290. Please refer to our financial statements contained herein for more detailed information.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Other Disclosures

On November 21, 2024, Yuliia Zaporozhan, a member of the Board of Directors of the Company, resigned from the positions of President, Director, Secretary, and CEO of the Company. On November 21, 2024, Victor Balan was appointed to serve as President, Secretary, and CEO, and continued to serve as Director and Treasurer. Effective November 21, 2024, Alarcon Martinez Marcelo Ramon was appointed to serve as Independent Director of the Company. An 8-K filing was made on November 22, 2024, to report these changes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 4. Controls and Procedures

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As a result of the material weaknesses described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 1A. Risk Factors.

Stagewise Strategies Corp. operates in a dynamic and rapidly evolving market, and we cannot guarantee the sustained success of our business or the execution of our business plan.

We anticipate ongoing costs and expenses related to SEC reporting and compliance. Given the volatility of earnings, compliance may be challenging, which could impact investors' ability to sell their shares (if at all).

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on February 7, 2025.

STAGEWISE STRATEGIES CORP.
(Name of Registrant)

By:	/s/ Victor Balan
Name:	Victor Balan
Title:	President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)