Form 10-Q
period 2025-03-31
StageWise Strategies Corp.
filed 2025-05-01
CIK 1999261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Friedrichstr. 114A, 10117, Berlin, Germany

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

As of May 1, 2025, there were 5,044,334 shares, par value $0.03, of the registrant’s common stock outstanding.

ITEM 1.	Financial Statements

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of March 31, 2025 (Unaudited)	As of September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	10,686	11,343
Total Current Assets	$10,686	$11,343
Other Assets
Intangible Assets, net	161,684	104,401
Prepaid expenses	41,647	-
Total Other Assets	$203,331	$104,401
TOTAL ASSETS	$214,017	$115,744
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable	13,250	13,500
Deferred revenue	5,272	10,000
Loan from Related Parties	182,050	121,830
Total Current Liabilities	$200,572	$145,330
Total Liabilities	$200,572	$145,330
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 5,000,000 shares authorized, 5,044,334 shares issued and outstanding as of March 31, 2025 and 4,134,000 as of September 30, 2024	5,044	4,134
Additional Paid-in Capital	30,286	3,886
Accumulated Deficit	(21,886)	(37,606)
Total Stockholders’ Equity (Deficit)	$13,444	$(29,586)
TOTAL LIABILITIES & STOCKHOLDER`S EQUITY (DEFICIT)	$214,017	$115,744

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024		Six months ended March 31, 2025	Six months ended March 31, 2024
Revenue	$15,000	$2,700		$69,690	$5,100
Gross Profit	$15,000	$2,700		$69,690	$5,100

Operating Expenses
Office rent	55	44		101	75
Postage and Delivery	-	-		-	13
Bank Service Charges	47	1		273	2
Business Licenses and Permits	-	-		200	18
Depreciation Expense	7,579	3,627		13,767	6,045
Professional Fees	3,500	5,000		19,500	18,068
SEO Services	4,251	-		5,668	-
Marketing Services	8,748	-		11,664	-
Server Lease	2,800	-		2,800	-
Total operating expenses	$26,980	$8,672		$53,973	$24,221
Income (Loss) from Operations	$(11,980)	$(5,972)		$15,717	$(19,121)
Other Income (Expense)
Interest Income	-	1		3	4
Total Other Income (Expense)	$-	$1	$		$4
Net Income (Loss)	$(11,980)	$(5,971)		$15,720	$(19,117)
Net Income (Loss) per Common Share – Basic & Diluted	$(0,00)	$(0,00)		$0.00	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,859,633	4,000,000		4,580,094	4,000,000

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of common stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2023	4,000,000	$4,000	$-	$(6,990)	$(2,990)
Shares issued for cash	-	-	-	-	-
Net loss	-	-	-	(13,146)	(13,146)
Balance as of December 31, 2024	4,000,000	$4,000	-	$(20,136)	(16,136)
Shares issued for cash	-	-	-	-	-
Net loss	-	-	-	(5,971)	(5,971)
Balance as of March 31, 2024	4,000,000	$4,000	$-	(26,107)	(22,107)

Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)
Shares issued for cash	509,667	510	14,780	-	15,290
Net income	-	-	-	27,700	27,700
Balance as of December 31, 2024	4,643,667	$4,644	$18,666	$(9,906)	$13,404
Shares issued for cash	400,667	400	11,620	-	12,020
Net loss	-	-	-	(11,980)	(11,980)
Balance as of March 31, 2025	5,044,334	$5,044	$30,286	$(21,886)	$13,444

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$15,720	$(19,117)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid expenses	(41,647)	-
Accounts Payable	(250)	(18,400)
Accounts Receivable	-	2,600
Deferred revenue	(4,728)	-
Accumulated Depreciation	13,767	6,045
Net cash provided by Operating Activities	$(17,138)	$(28,872)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(71,050)	(41,600)
Net cash provided by Investing Activities	$(71,050)	$(41,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	910	-
Additional Paid-in Capital	26,400	-
Proceeds from Loan from Related Parties	60,220	70,030
Net cash provided by Financing Activities	87,530	70,030
Cash at beginning of period	11,313	610
Cash at end of period	$10,686	$168
Net cash increase for period	$(658)	$(442)
Supplemental Schedule of Cash Flow
Information: Interest paid	-	-
Income tax paid	-	-

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

StageWise Strategies Corp. (“Company”) was incorporated on July 03, 2023 under the laws of Nevada. We specialize in delivering comprehensive search engine optimization (SEO) services aimed at increasing online visibility and improving organic search performance for businesses across a wide range of industries. By utilizing advanced data analytics and proprietary algorithms, we offer tailored keyword research and implementation strategies to effectively promote clients' products and services in the digital marketplace.

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

Our website (https://stagewise.net/) emphasizes an extensive database. This database contains answers to a wide range of questions related to business promotion, as well as various scenarios for the realization of business projects. Using free version of our website clients gain one-attempt search trial per day that can assist them with 15 most useful keywords and provide a descriptive guidance on a daily basis.

Our platform allows entrepreneurs to maintain a comprehensive focus on all their projects, regardless of their stage, whether they are startups or well-established businesses. With the assistance of our platform's tips and guidance, entrepreneurs can systematically promote each project, ensuring a high-quality approach every step of the way.

Our company offers a powerful and user-friendly service that assists entrepreneurs in promoting their businesses. By leveraging CEO technology, our website provides invaluable keywords, comprehensive concise descriptions from a vast self-developed database of business promotion expertise. Through a paid subscription, entrepreneurs gain advanced search-based support with a specific number of monthly requests. Using our website, entrepreneurs effectively manage multiple projects, receive expert guidance, and connect with professional executors for each new idea.

We plan to introduce the "AI Social Media Content Generator" API on our website. The "AI Social Media Content Generator" API will enable the effortless creation of platform-specific social media posts for Instagram, Facebook, Twitter, LinkedIn, TikTok, and other platforms. Optimized for maximum engagement, the API will provide SEO-friendly content tailored to meet each platform’s unique formatting and algorithmic preferences. Designed to deliver real-time updates, the API will generate posts that reflect the latest social media trends, supporting brands in increasing their visibility and fostering viral engagement. This AI-powered solution will represent a significant expansion of the Company’s service offerings in the area of digital marketing and content automation.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had generated $15,000 of revenue and incurred a net loss $11,980 for the six months ended March 31, 2025. Additionally, the Company is reporting an accumulated deficit of $21,886 as of March 31, 2025. These factors indicate that the Company continues as a going concern.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As March 31, 2025 the Company had cash equivalents in total $10,686.

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

For the six months ended March 31, 2025 and 2024, we generated total revenue of $69,690 and $5,100, respectively.

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

During the six months ended March 31, 2025, the Company issued 910,334 shares of common stock for cash proceeds at $0.03 per share for a total of $27,310.

During the six months ended March 31, 2024, the Company issued no shares of common stock.

There were 5,044,334 and 4,000,000 shares of common stock issued and outstanding as of March 31, 2025 and 2024, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

To support the Company’s financial needs, it may receive advances from related parties until it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

On November 25, 2024, the Company entered into a Loan Agreement with Victor Balan, who serves as the Company’s President, Director, Treasurer and Secretary, and CEO. Under this agreement, Mr. Balan agreed to provide the Company with a non-interest-bearing, fully secured loan in the amount of $200,000. This loan replaced the debt previously assigned to him by the former officer and director of the Company. As of March 31, 2025, the outstanding balance owed by the Company to Viktor Balan under the new loan agreement was $182,050.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments under agreements

On September 10, 2024, the Company entered into an agreement of $133,750 related to the development of its website, which will last until April 21, 2025. As of March 31, 2025, some of the work under this contract had been completed, namely: Phase 1 – Phase 7. The remaining phase of website development will be completed in April, 2025.

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to March 31, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

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

The Company capitalized $70,400 in website development costs, amortized over five years at $14,080 per year. Website development occurred between August 29, 2023 and February 29, 2024.

In September 2024, the Company began developing the Social Media Content Generator AI API with a budget of $133,750. As of March 31, 2025, the Company capitalized $118,350 in expenses, amortizing them over five years. The Social Media Content Generator AI API development is scheduled to be completed in April 2025.

As of March 31, 2025, accumulated website development expenses were $70,400 and accumulated social media content generator AI API development expenses were $118,350. Consequently, total intangible assets as of March 31, 2025 were $188,750.

NOTE 8 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to March 31, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements other than on April 1, 2025, the Company entered into an amendment to the loan agreement originally dated November 25, 2024, with Victor Balan, a related party and lender. Pursuant to the amendment, the loan amount was increased from $200,000 to $350,000. All other terms and conditions of the original agreement remain unchanged.

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

Business Overview

StageWise Strategies Corp. is a Nevada-based corporation specializing in search engine optimization (SEO) services that help entrepreneurs and businesses improve their online visibility. Our primary goal is to enhance clients’ search engine rankings through targeted keyword analysis and website optimization strategies.

We aim to generate revenue by offering tailored SEO solutions that support both emerging startups and established companies in attracting organic traffic and expanding their digital reach.

Our primary revenue sources encompass:

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

Results of Operations

Three months ended March 31, 2025 compared to March 31, 2024

Revenue

Total revenue for the three months ended March 31, 2025 and 2024 was $15,000 and $2,700, respectively.

Operating expenses

Total expenses for the three months ended March 31, 2025 were $26,980, made up of office rent $55, bank service charges $47, depreciation expense $7,579, professional fees $3,500, SEO services $4,251, marketing services $8,748 and server lease $2,800.

Total expenses for the three months ended March 31, 2024 were $8,672, made up of office rent $44, bank service charges $1, professional fees $5,000 and depreciation expense $3,627.

Net Loss

For the three months ended March 31, 2025, the company recorded a net loss of $11,980.

For the three months ended March 31, 2024, the company recorded a net loss of $5,971.

Six months ended March 31, 2025 compared to March 31, 2024

Revenue

Total revenue for the six months ended March 31, 2025 and 2024 was $69,690 and $5,100, respectively.

Operating expenses

Total expenses for the six months ended March 31, 2025 were $53,973, made up of office rent $101, bank service charges $273, business licenses and permits $200, depreciation expense $13,767, professional fees $19,500, SEO services $5,668, marketing services $11,664 and server lease $2,800.

Total expenses for the six months ended March 31, 2024 were $24,221, made up of office rent $75, postage and delivery $13, bank service charges $2, business licenses and permits $18, professional fees $18,068 and depreciation expense $6,045.

Net Loss

For the six months ended March 31, 2025, the company recorded a net income of $15,720.

For the six months ended March 31, 2024, the company recorded a net loss of $19,117.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $10,686. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the six months ended March 31, 2025, net cash used in operating activities was $17,138 compared to net cash used in operating activities of $28,872 for six months ended March 31, 2024. The decrease was primarily due to revenue earned and a decrease in accounts payable in 2025.

Investing Activities

For the six months ended March 31, 2025 and 2024, net cash used in investing activities was $71,050 and $41,600, respectively.

Financing Activities

For the six months ended March 31, 2025, net cash provided by financing activities was $87,530, compared to the net cash provided by financing activities of $70,030 for the six months ended March 31, 2024

Current Financial Condition

As of March 31, 2025, we have generated revenue in amount of $69,690. During the six months ended March 31, 2025, the Company issued 910,334 shares of common stock for cash proceeds at $0.03 per share for a total of $27,310. Please refer to our financial statements contained herein for more detailed information.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of March 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, the company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We lack an adequate internal control structure – Due to the size of the company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls. As a start up company, management is implementing practical measures to strengthen internal controls within the limitations of the company's structure. This includes documenting financial processes and workflows, creating checklists for critical tasks to ensure consistency, and setting clear approval thresholds for significant transactions.

2) We do not have appropriate segregation of duties or adequate accounting resources – The company has only one employee therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the company’s financial statements.

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

3) We did not implement appropriate information technology controls – As at March 31, 2025, the company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting. We are formalizing a data backup process, including automated and off-site backups, to safeguard critical financial data. Basic IT controls such as access restrictions, user authentication, and change tracking will be implemented to ensure the integrity of financial reporting.

Accordingly, the company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the company did not maintain effective internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on May 1, 2025.

STAGEWISE STRATEGIES CORP.
(Name of Registrant)

By:	/s/ Victor Balan
Title:	President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)