Form 10-Q/A
period 2025-03-31
StageWise Strategies Corp.
filed 2025-06-02
CIK 1999261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes [ ]     No [X]

As of June 2, 2025, there were 5,044,334 shares, par value $0.03, of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of StageWise Strategies Corp. (the “Company,” “we,” and “our”) for the quarterly period ended March 31, 2025, which was originally filed with the Securities and Exchange Commission on May 1, 2025 (the “Original Filing”).

The Company is filing this Amendment, Form 10-Q/A, solely for the purpose of correcting an unintentional error and to reflect the correct number of authorized shares as 75,000,000, as disclosed on page 4 under Item 1. Financial Statements – Balance Sheets.

In addition, the Company revised certain captions in the cash flow statement on page 7 (Statements of Cash Flows). Specifically, the captions “Net Cash provided by Operating Activities” and “Net Cash provided by Investing Activities” were changed to “Net Cash used in Operating Activities” and “Net Cash used in Investing Activities,” respectively, as the amounts were negative and therefore reflect cash outflows rather than inflows. The caption “Net Cash Increase for the Period” was also revised to “Net Cash Decrease for the Period” to accurately reflect the negative cash flow during the reporting period.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

ITEM 1.	Financial Statements

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of March 31, 2025 (Unaudited)	As of September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	10,686	11,343
Total Current Assets	$10,686	$11,343
Other Assets
Intangible Assets, net	161,684	104,401
Prepaid expenses	41,647	-
Total Other Assets	$203,331	$104,401
TOTAL ASSETS	$214,017	$115,744
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable	13,250	13,500
Deferred revenue	5,272	10,000
Loan from Related Parties	182,050	121,830
Total Current Liabilities	$200,572	$145,330
Total Liabilities	$200,572	$145,330
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,044,334 shares issued and outstanding as of March 31, 2025 and 4,134,000 as of September 30, 2024	5,044	4,134
Additional Paid-in Capital	30,286	3,886
Accumulated Deficit	(21,886)	(37,606)
Total Stockholders’ Equity (Deficit)	$13,444	$(29,586)
TOTAL LIABILITIES & STOCKHOLDER`S EQUITY (DEFICIT)	$214,017	$115,744

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024		Six months ended March 31, 2025	Six months ended March 31, 2024
Revenue	$15,000	$2,700		$69,690	$5,100
Gross Profit	$15,000	$2,700		$69,690	$5,100

Operating Expenses
Office rent	55	44		101	75
Postage and Delivery	-	-		-	13
Bank Service Charges	47	1		273	2
Business Licenses and Permits	-	-		200	18
Depreciation Expense	7,579	3,627		13,767	6,045
Professional Fees	3,500	5,000		19,500	18,068
SEO Services	4,251	-		5,668	-
Marketing Services	8,748	-		11,664	-
Server Lease	2,800	-		2,800	-
Total operating expenses	$26,980	$8,672		$53,973	$24,221
Income (Loss) from Operations	$(11,980)	$(5,972)		$15,717	$(19,121)
Other Income (Expense)
Interest Income	-	1		3	4
Total Other Income (Expense)	$-	$1	$		$4
Net Income (Loss)	$(11,980)	$(5,971)		$15,720	$(19,117)
Net Income (Loss) per Common Share – Basic & Diluted	$(0,00)	$(0,00)		$0.00	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,859,633	4,000,000		4,580,094	4,000,000

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of common stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2023	4,000,000	$4,000	$-	$(6,990)	$(2,990)
Shares issued for cash	-	-	-	-	-
Net loss	-	-	-	(13,146)	(13,146)
Balance as of December 31, 2024	4,000,000	$4,000	-	$(20,136)	(16,136)
Shares issued for cash	-	-	-	-	-
Net loss	-	-	-	(5,971)	(5,971)
Balance as of March 31, 2024	4,000,000	$4,000	$-	(26,107)	(22,107)

Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)
Shares issued for cash	509,667	510	14,780	-	15,290
Net income	-	-	-	27,700	27,700
Balance as of December 31, 2024	4,643,667	$4,644	$18,666	$(9,906)	$13,404
Shares issued for cash	400,667	400	11,620	-	12,020
Net loss	-	-	-	(11,980)	(11,980)
Balance as of March 31, 2025	5,044,334	$5,044	$30,286	$(21,886)	$13,444

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$15,720	$(19,117)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid expenses	(41,647)	-
Accounts Payable	(250)	(18,400)
Accounts Receivable	-	2,600
Deferred revenue	(4,728)	-
Accumulated Depreciation	13,767	6,045
Net cash used in Operating Activities	$(17,138)	$(28,872)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(71,050)	(41,600)
Net cash used in Investing Activities	$(71,050)	$(41,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	910	-
Additional Paid-in Capital	26,400	-
Proceeds from Loan from Related Parties	60,220	70,030
Net cash provided by Financing Activities	87,530	70,030
Cash at beginning of period	11,313	610
Cash at end of period	$10,686	$168
Net cash decrease for period	$(658)	$(442)
Supplemental Schedule of Cash Flow
Information: Interest paid	-	-
Income tax paid	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on June 2, 2025.

STAGEWISE STRATEGIES CORP.
(Name of Registrant)

By:	/s/ Victor Balan
Title:	President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)