Form 10-Q
period 2025-06-30
StageWise Strategies Corp.
filed 2025-08-11
CIK 1999261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-275731

STAGEWISE STRATEGIES CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	7374	61-2108075
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

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

Yes [ ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

As of August 11, 2025, there were 5,044,334 shares, par value $0.03, of the registrant’s common stock outstanding.

ITEM 1.	Financial Statements

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of June 30, 2025 (Unaudited)	As of September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	228	11,343
Total Current Assets	$228	$11,343
Other Assets
Intangible Assets, net	163,159	104,401
Prepaid expenses	30,345	-
Total Other Assets	$193,504	$104,401
TOTAL ASSETS	$193,732	$115,744
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	8,599	13,500
Deferred revenue	18,028	10,000
Loan from Related Parties	206,700	121,830
Total Current Liabilities	$233,327	$145,330
Total Liabilities	$233,327	$145,330
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,044,334 shares issued and outstanding as of June 30, 2025 and 4,134,000 as of September 30, 2024	5,044	4,134
Additional Paid-in Capital	30,286	3,886
Accumulated Deficit	(74,925)	(37,606)
Total Stockholders’ Equity (Deficit)	$(39,595)	$(29,586)
TOTAL LIABILITIES & STOCKHOLDER`S EQUITY (DEFICIT)	$193,732	$115,744

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Revenue	$8,196	$2,600	$77,886	$7,700
Gross Profit	$8,196	$2,600	$77,886	$7,700

Operating Expenses
Office rent	442	50	542	125
Postage and Delivery	-	-	-	13
Bank Service Charges	88	-	361	2
Business Licenses and Permits	-	-	200	18
Dues & Subscriptions	30	-	30	-
Website CRO expenses	9,000	-	9,000	-
Website Technical Support	3,000	-	3,000	-
Depreciation Expense	9,924	3,627	23,692	9,672
Professional Fees	22,953	-	42,452	18,068
SEO Services	4,251	-	9,919	-
Marketing Services	8,748	-	20,412	-
Server Lease	2,800	-	5,600	-
Total operating expenses	$61,236	$3,677	$115,208	$27,898

Loss from Operations	$(53,040)	$(1,077)	$(37,322)	$(20,198)
Other Income (Expense)
Interest Income	-	1	3	5
Total Other Income (Expense)	$-	$1	$3	$5
Net Loss	$(53,040)	$(1,076)	$(37,319)	$(20,193)
Net Loss per Common Share – Basic & Diluted	$(0,01)	$(0,00)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,044,334	4,000,000	4,734,839	4,000,000

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Number of common stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2023	4,000,000	$4,000	$-	$(6,990)	$(2,990)
Shares issued for cash	-	-	-	-	-
Net loss	-	-	-	(19,117)	(19,117)
Balance as of March 31, 2024	4,000,000	$4,000	$-	$(26,107)	$(22,107)
Shares issued for cash	-	-	-	-	-
Net loss	-	-	-	(1,076)	(1,076)
Balance as of June 30, 2024	4,000,000	$4,000	$-	$(27,184)	$(23,184)

Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)
Shares issued for cash	910,334	910	26,400	-	27,310
Net income	-	-	-	15,720	15,720
Balance as of March 31, 2025	5,044,334	$5,044	$30,286	$(21,886)	$13,444
Shares issued for cash	-	-	-	-	-
Net loss	-	-	-	(53,040)	(53,040)
Balance as of June 30, 2025	5,044,334	$5,044	$30,286	$(74,925)	$(39,595)

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
OPERATING ACTIVITIES
Net Loss	$(37,319)	$(20,193)
Adjustments to reconcile Net Loss to net cash provided by operations:
Prepaid expenses	(30,345)	-
Accounts Payable	(4,901)	(18,400)
Accounts Receivable	-	-
Deferred revenue	8,028	-
Accumulated Depreciation	23,692	9,672
Net Cash provided by Operating Activities	$(40,845)	$(28,921)
INVESTING ACTIVITIES
Intangible assets	(82,450)	(41,600)
Net Cash provided by Investing Activities	$(82,450)	$(41,600)

FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	910	-
Additional Paid-in Capital	26,400	-
Proceeds from Loan from Related Parties	84,870	70,030
Net Cash provided by Financing Activities	$112,180	$70,030
Cash at beginning of period	$11,343	$610
Cash at end of period	$228	$119
Net Cash Increase (Decrease) for period	$(11,115)	$(491)
Supplemental Schedule of Cash Flow
Information: Interest paid	-	-
Income tax paid	-	-

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 (Unaudited)

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

On May 1, 2025, we introduced the "AI Social Media Content Generator" API on our website. This API enables the effortless creation of platform-specific social media posts for Instagram, Facebook, Twitter, LinkedIn, TikTok, and other platforms. Optimized for maximum engagement, the API provides SEO-friendly content tailored to meet each platform’s unique formatting and algorithmic preferences. Designed to deliver real-time updates, it generates posts that reflect the latest social media trends, supporting brands in increasing their visibility and fostering viral engagement. This AI-powered solution represents a significant expansion of the Company’s service offerings in the area of digital marketing and content automation.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had generated $77,886 of revenue and incurred a net loss $37,319 for the nine months ended June 30, 2025. Additionally, the Company is reporting an accumulated deficit of $74,925 as of June 30, 2025. These factors indicate that the Company continues as a going concern.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As June 30, 2025 the Company had cash equivalents in total $228.

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

For the nine months ended June 30, 2025 and 2024, we generated total revenue of $77,886 and $7,700, respectively. As of June 30, 2025 and September 30, 2024 the Company reported deferred revenue of $18,028 and $10,000, respectively. Accounts receivable was $0 as of June 30, 2025 and September 30, 2024.

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

During the nine months ended June 30, 2025, the Company issued 910,334 shares of common stock for cash proceeds at $0.03 per share for a total of $27,310.

During the nine months ended June 30, 2024, the Company issued no shares of common stock.

There were 5,044,334 and 4,000,000 shares of common stock issued and outstanding as of June 30, 2025 and 2024, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

To support the Company’s financial needs, it may receive advances from related parties until it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

On November 25, 2024, the Company entered into a Loan Agreement with Victor Balan, who serves as the Company’s President, Director, Treasurer and Secretary, and CEO. Under this agreement, Mr. Balan agreed to provide the Company with a non-interest-bearing, fully secured loan in the amount of $200,000. This loan replaced the debt previously assigned to him by the former officer and director of the Company. The loan agreement was amended, resulting in an increase in the principal amount on April 01, 2025 increased the facility amount to its current value of $350,000. Loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 31, 2030. As of June 30, 2025, the outstanding balance owed by the Company to Viktor Balan under the amended loan agreement was $206,700.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments under agreements

On September 10, 2024, the Company entered into an agreement of $133,750 related to the development of its website, which will last until April 21, 2025. As of June 30, 2025, the development work under this agreement has been fully completed. The project included multiple phases (Phase 1 through Phase 8), all of which were finalized by the end of April 2025.

Litigation

The Company was not subject to any legal proceedings from the period July 03, 2023 (Inception) to June 30, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

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

The Company capitalized $70,400 in website development costs, amortized over five years at $14,080 per year. Website development occurred between August 29, 2023 and February 29, 2024

In September 2024, the Company began developing the Social Media Content Generator AI API with a budget of $133,750. As of June 30, 2025, the development has been fully completed, and the total amount of $133,750 has been capitalized as intangible assets. The API was officially launched on the Company’s website on May 1, 2025. These capitalized costs are being amortized on a straight-line basis over a five-year period beginning May 2025 at $25,950 per year.

Consequently, total intangible assets as of June 30, 2025 were $200,150.

NOTE 8 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to June 30, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Social Media Content Generator AI API: Launched on May 1, 2025, this API enables the automated generation of platform-specific social media content optimized for Instagram, Facebook, LinkedIn, Twitter, TikTok, and others. Designed to align with each platform’s algorithmic preferences and formatting requirements, the tool delivers SEO-friendly, engagement-driven posts in real time. Revenue is generated through subscription-based access to the API, with pricing determined by usage volume and feature tier. Users can access this service through our company's website.

Results of Operations

Three months ended June 30, 2025 compared to June 30, 2024

Revenue

Total revenue for the three months ended June 30, 2025 and 2024 was $8,196 and $2,600, respectively.

Operating expenses

Total expenses for the three months ended June 30, 2025 were $61,236, made up of office rent $442, bank service charges $88, dues & subscriptions $30, depreciation expense $9,924, professional fees $22,953, website CRO expenses $9,000, website Technical Support $3,000, SEO services $4,251, marketing services $8,748 and server lease $2,800.

Total expenses for the three months ended June 30, 2024 were $3,677, made up of office rent $50, and depreciation expense $3,627.

Net Loss

For the three months ended June 30, 2025, the company recorded a net loss of $53,040.

For the three months ended June 30, 2024, the company recorded a net loss of $1,076.

Nine months ended June 30, 2025 compared to June 30, 2024

Revenue

Total revenue for the nine months ended June 30, 2025 and 2024 was $77,886 and $7,700, respectively.

Operating expenses

Total expenses for the nine months ended June 30, 2025 were $115,208, made up of office rent $542, bank service charges $361, dues & subscriptions $30, business licenses and permits $200, depreciation expense $23,692, professional fees $42,452, website CRO expenses $9,000, website Technical Support $3,000, SEO services $9,919, marketing services $20,412 and server lease $5,600.

Total expenses for the nine months ended June 30, 2024 were $27,898, made up of office rent $125, postage and delivery $13, bank service charges $2, business licenses and permits $18, professional fees $18,068 and depreciation expense $9,672.

Net Loss

For the nine months ended June 30, 2025, the company recorded a net loss of $37,319.

For the nine months ended June 30, 2024, the company recorded a net loss of $20,193.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $228. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the nine months ended June 30, 2025, net cash used in operating activities was $40,845 compared to net cash used in operating activities of $28,921 for nine months ended June 30, 2024. The decrease was primarily due to revenue earned and a decrease in accounts payable in 2025.

Investing Activities

For the nine months ended June 30, 2025 and 2024, net cash used in investing activities was $82,450 and $41,600, respectively.

Financing Activities

For the nine months ended June 30, 2025, net cash provided by financing activities was $112,180, compared to the net cash provided by financing activities of $70,030 for the nine months ended June 30, 2024. Such changes were due to Proceeds from sale of common shares.

Current Financial Condition

As of June 30, 2025, we have generated revenue in amount of $77,886. During the nine months ended June 30, 2025, the Company issued 910,334 shares of common stock for cash proceeds at $0.03 per share for a total of $27,310. Please refer to our financial statements contained herein for more detailed information.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of June 30, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, the company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We lack an adequate internal control structure – Due to the size of the company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls. As a smaller reporting company, management is implementing practical measures to strengthen internal controls within the limitations of the company's structure. This includes documenting financial processes and workflows, creating checklists for critical tasks to ensure consistency, and setting clear approval thresholds for significant transactions.

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

3) We did not implement appropriate information technology controls – As at June 30, 2025, the company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting. We are formalizing a data backup process, including automated and off-site backups, to safeguard critical financial data. Basic IT controls such as access restrictions, user authentication, and change tracking will be implemented to ensure the integrity of financial reporting.

Accordingly, the company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the company did not maintain effective internal control over financial reporting as of June 30, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the nine months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on August 11, 2025.

STAGEWISE STRATEGIES CORP.
(Name of Registrant)

By:	/s/ Victor Balan
Title:	President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)