Form 10-K
period 2025-09-30
StageWise Strategies Corp.
filed 2025-12-16
CIK 1999261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2025

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-275731

STAGEWISE STRATEGIES CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7374 (Primary Standard Industrial Classification Number)	61-2108075 (IRS Employer Identification Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2024, the last business day fiscal year, was 0$.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,044,334 common shares issued and outstanding as of December 16, 2025.

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

Regulation

Our activities are subject to a number of federal, state, and international laws and regulations governing online platforms and mobile devices. These laws cover areas such as privacy, user data protection (including the collection of data from minors), online and mobile content, advertising, marketing activities, and anti-corruption measures.

We recognize the dynamic nature of the regulatory environment in the online platform and mobile device sector and are committed to fully complying with all applicable laws and regulations governing our industry.

Employees

As of the date of this report, the Company has no employees other than its executive officers. The Board of Directors consists of two members, Victor Balan and Marcelo Ramon Alarcon Martinez. Victor Balan serves as President, Secretary, Treasurer and Chief Executive Officer.

None of the Company’s directors or executive officers is party to an employment agreement with the Company.

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

ITEM 1A. Risk Factors

As a Smaller Reporting Company, the company is not required to include the disclosure under this Item 1A. Risk Factors. Despite the fact that we are not required to provide risk factors, we consider the following factors to be risks to our continued growth and development:

•	The company faces high risks due to the rapidly evolving market and competition.
•	Market Acceptance: Failure to achieve broad market acceptance and adoption of solutions across various environments, which is essential for generating revenue.
•	Competition: Difficulty in effectively addressing competition from emerging technologies and alternative solutions.
•	Capital Shortfall: The uncertainty and potentially high cost of obtaining the necessary additional capital required to implement the business plan.
•	Operational Challenges. The business structure introduces difficulty in forecasting revenue.
•	Unpredictable Sales Cycles: The long and unpredictable evaluation/sales cycles inherent in the business make it challenging to forecast operational outcomes and the timing of revenue recognition, especially when economic downturns impact customers.
•	Our capacity to engage in significant research and development endeavors is constrained due to our financial limitations, potentially obstructing our future growth potential.

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

As of September 30, 2025, the company has 5,044,334 shares of common stock issued and outstanding held by company’s shareholders.

ITEM 6. Reserved

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of September 30, 2025, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

In General

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

Results of Operations

Fiscal year ended September 30, 2025 compared to fiscal year ended September 30, 2024

During the years ended September 30, 2025 and 2024 we have generated $95,409 and $9,007 in revenues, respectively.

Our net loss for the fiscal year ended September 30, 2025 was $74,758 compared to a net loss of $30,616 during the fiscal year ended September 30, 2024.

Operating expenses incurred were $170,170 during fiscal year ended September 30, 2025 compared to $39,630 during fiscal year ended September 30, 2024.

Liquidity and Capital Resources

Fiscal year ended September 30, 2025 and 2024

As of September 30, 2025, our total assets were $164,867 consisting of $4,573 current assets, $8,078 other assets and $152,216 intangible assets. As of September 30, 2024 our total assets were $115,744 consisting of $11,343 cash and $104,401 intangible assets.

Operating Activities

For the years ended September 30, 2025 and 2024, net cash used in operating activities was $48,500 and $12,217, respectively.

Investing Activities

For the years ended September 30, 2025 and 2024, net cash used in investing activities was $82,450 and $88,900, respectively.

Financing Activities

For the years ended September 30, 2025 and 2024, net cash provided by financing activities was $124,180 and $111,850, respectively from director’s loan and capital stock.

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

ITEM 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages 17 through 28 of this report and are incorporated by reference in this Item 8.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), defined as a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP.

We acknowledge that inherent limitations exist in any control system. Under the guidance of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its ICFR as of September 30, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, that introduces a reasonable possibility that a material misstatement of the financial statements could occur and not be prevented or detected on a timely basis.

Based on our assessment as of September 30, 2025, the following control deficiencies collectively constitute material weaknesses:

1) Ineffective Control Environment and Inadequate Documentation

Due to the Company's size and structure, the control environment lacks necessary formality. This affects multiple components of the COSO framework, including insufficient control activities, the absence of a formal risk assessment process, and inadequate monitoring controls.

Remediation Plan: Establish a process for documenting all business processes to strengthen the control environment.

2) Resource Constraints and Lack of Segregation of Duties

The company has only two employees, which hinders effective segregation of duties and independent audits. Furthermore, we recognize the need to attract additional staff with greater knowledge and experience in US GAAP and SEC reporting. The Board of Directors, which serves as the Audit Committee, currently lacks a member independent of management.

3) Deficiency in General Information Technology Controls.

The Company lacks formal, documented General Information Technology Controls essential for data integrity and availability. This includes the absence of procedures for regular, automated, off-site data backups and robust IT security controls to prevent unauthorized changes to financial data.

Remediation Plan: We are committed to implementing a formal IT control structure in 2026, which includes:

-Adopting an automated, cloud-based data backup solution with a defined retention schedule.

-Enhancing system security through more granular access restrictions, mandatory user authentication, and detailed change tracking/logging.

The identified control deficiencies result in a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Consequently, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

Despite these material weaknesses, management confirms that the Company’s financial statements included in this filing are fairly presented, in all material respects, the financial position, results of operations, and cash flows of the Company as of the dates and for the periods presented, in conformity with US GAAP.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Victor Balan	31	Director, President, Secretary, Treasurer and Chief Executive Officer
Marcelo Ramon Alarcon Martinez	30	Director

Victor Balan, Director, President, Secretary, Treasurer and Chief Executive Officer

Mr. Balan has served as the company's acting director since July 3, 2023. He assumed the position of company president on November 22, 2024. Mr. Balan graduated from the Odessa National Maritime University and in 2018, he moved to the automotive industry as a senior sales manager at NNauto. In 2019, he continued his education by completing courses in digital marketing and web development. Since then, Mr. Balan has worked as a self-employed professional in front-end and back-end development, creating websites for technology products and gadgets.

Marcelo Ramon Alarcon Martinez, Director

Mr. Alarcon Martinez has served as the company's acting director since November 21, 2024. Mr. Alarcon Martinez holds a Master’s degree in Electromechanical Engineering with a focus on Electronics from Universidad Catolica - Campus Alto Parana, Paraguay. During his studies, Mr. Alarcon Martinez worked as a Junior Engineer at CIE S.A., assisting with integrating electrical systems into commercial and industrial projects. From 2017 to 2021, Mr. Alarcon Martinez worked as an SEO Specialist at Tigo Paraguay, one of the leading telecommunications and digital services providers in the country. From 2021 to 2024, Mr. Alarcon Martinez held the position of Digital Marketing Director at Clever Global, based in Madrid, Spain, a company providing technological and outsourcing services specializing in the control process.

ITEM 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Victor Balan (Director, President, Secretary, Treasurer and Chief Executive Officer)	Since inception July 3, 2023 till September 30, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Marcelo Ramon Alarcon Martinez (Director)	Since November 21, 2024 till September 30, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2025, certain information with respect to the beneficial ownership of shares of our Common Stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of Common Stock, (ii) each director or nominee for director of our company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares	Owned Percent of Class
Victor Balan	Pechhuttenstrasse 6, Schifferstadt 67105, Germany	2,000,000	39.65%
Yuliia Zaporozhan	Keselstrasse 65, Kempten 87435, Germany	2,000,000	39.65%

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

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on September 30, 2025 - 5,044,334.

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

Related Party Transactions

On November 25, 2024, the Company entered into a Loan Agreement with Victor Balan, who serves as the CompanyÕs President, Director, Treasurer and Secretary, and CEO. Under this agreement, Mr. Balan agreed to provide the Company with a non-interest-bearing, fully secured loan in the amount of $200,000. This loan replaced the debt previously assigned to him by the former officer and director of the Company. The loan agreement was amended, resulting in an increase in the principal amount on April 01, 2025 increased the facility amount to its current value of $350,000. Loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 31, 2030. As of September 30, 2025, the outstanding balance owed by the Company to Viktor Balan under the amended loan agreement was $218,700.

ITEM 14. Principal Accountant Fees and Services

Fees billed to our company for the years ended September 30, 2025 and 2024 for professional services rendered amounted to $23,000 and $17,000.

 The following table sets forth the fees billed to our company for the years ended September 30, 2025 and 2024 for professional services rendered.

	2025	2024
Audit Fees	$23,000	$17,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,000	$17,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

#	19	Insider Trading Policy
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 2025.

STAGEWISE STRATEGIES CORP.

By: /s/ Victor Balan
Victor Balan, Director, Treasurer

By: /s/ Alarcon Martinez Marcelo Ramon
Alarcon Martinez Marcelo Ramon, Independent Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Stagewise Strategies Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Stagewise Strategies Corp. (the "Company") as of September 30, 2025 and September 30, 2024, the related statements of operations, statements of cash flows and statement changes in stockholders' deficit, from inception to the period ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows from inception to the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $112,364 and a negative cash flow from operations amounting to $74,758 from inception to the period ended September 30, 2025. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

DYLAN FLOYD ACCOUNTING & CONSULTING

PCAOB # 6235

We have served as the Company's auditor since 2023. Newhall, California

December 15, 2025

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of September 30, 2025	As of September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	4,573	11,343
Total Current Assets	$4,573	$11,343
Other Assets
Intangible Assets, net	152,216	104,401
Prepaid expenses	8,078	-
Total Other Assets	$160,294	$104,401
TOTAL ASSETS	$164,867	$115,744
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	8,599	13,500
Deferred revenue	14,602	10,000
Loan from Related Parties	218,700	121,830
Total Current Liabilities	$241,901	$145,330
Total Liabilities	$241,901	$145,330
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,044,334 shares issued and outstanding as of September 30, 2025 and 4,134,000 as of September 30, 2024	5,044	4,134
Additional Paid-in Capital	30,286	3,886
Accumulated Deficit	(112,364)	(37,606)
Total Stockholders’ Equity (Deficit)	$(77,034)	$(29,586)
TOTAL LIABILITIES & STOCKHOLDER`S EQUITY (DEFICIT)	$164,867	$115,744

See accompanying notes, which are an integral part of these financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS

	Year ended September 30, 2025	Year ended September 30, 2024
Revenue	$95,409	$9,007
Gross Profit	$95,409	$9,007

Operating Expenses
Office rent	639	511
Postage and Delivery	-	13
Bank Service Charges	416	6
Business Licenses and Permits	200	915
Dues & Subscriptions	30	-
Website CRO expenses	9,000	-
Website Technical Support	12,000	-
Depreciation Expense	34,635	13,299
Professional Fees	44,749	24,886
SEO Services	14,784	-
Marketing Services	30,424	-
Server Lease	8,493	-
Website and API Expenses	14,800	-
Total operating expenses	$170,170	$39,630
Loss from Operations	$(74,761)	$(30,623)
Other Income
Interest Income	3	7
Total Other Income	$3	$7
Net Loss	$(74,758)	$(30,616)
Net Loss per Common Share – Basic & Diluted	$(0,02)	$(0,01)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,818,083	4,004,205

See accompanying notes, which are an integral part of these financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Common Stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2023	4,000,000	$4,000	$-	$(6,990)	$(2,990)
Shares issued for cash	134,000	134	3,886	-	4,020
Net loss	-	-	-	(30,616)	(30,615)
Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)
Shares issued for cash	910,334	910	26,400	-	27,310
Net loss	-	-	-	(74,758)	(74,758)
Balance as of September 30, 2025	5,044,334	$5,044	$30,286	$(112,364)	$(77,034)

See accompanying notes, which are an integral part of these financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS

	Year ended September 30, 2025	Year ended September 30, 2024
OPERATING ACTIVITIES
Net Loss	$(74,758)	$(30,616)
Adjustments to reconcile Net Loss to net cash provided by operations:
Prepaid expenses	(8,078)	-
Accounts Payable	(4,901)	(4,900)
Deferred revenue	4,602	10,000
Accumulated Depreciation	34,635	13,299
Net Cash used in Operating Activities	(48,500)	(12,217)
INVESTING ACTIVITIES
Intangible assets	(82,450)	(88,900)
Net Cash used in Investing Activities	(82,450)	(88,900)

FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	910	134
Additional Paid-in Capital	26,400	3,886
Proceeds from Loan from Related Parties	96,870	107,830
Net Cash provided by Financing Activities	$124,180	$111,850

Cash at beginning of period	11,343	610
Cash at end of period	$4,573	$11,343
Net Change in cash for period	6,770	(10,733)

Supplemental Schedule of Cash Flow
Information: Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes, which are an integral part of these financial statements.

STAGEWISE STRATEGIES CORP.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2025

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

As reflected in the financial statements, the Company had generated $95,409 of revenue and incurred a net loss $74,758 for the year ended September 30, 2025. Additionally, the Company is reporting an accumulated deficit of $112,364 as of September 30, 2025. These factors indicate that the Company continues as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require managementÕs most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As September 30, 2025 the Company had cash equivalents in total $4,573.

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

For the year ended September 30, 2025 and 2024, we generated total revenue of $95,409 and $9,007, respectively.

As of September 30, 2025 and 2024 the Company reported deferred revenue of $14,602 and $10,000, respectively.

Accounts receivable was $0 as of September 30, 2025 and 2024.

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

NOTE 4 - COMMON STOCK

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share.

During the year ended September 30, 2025, the Company issued 910,334 shares of common stock for cash proceeds at $0.03 per share for a total of $27,310.

During the year ended September 30, 2024, the Company issued 134,000 shares of common stock for cash proceeds at $0.03 per share for a total of $4,020.

There were 5,044,334 and 4,134,000 shares of common stock issued and outstanding as of September 30, 2025 and 2024, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

To support the Company’s financial needs, it may receive advances from related parties until it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

On November 25, 2024, the Company entered into a Loan Agreement with Victor Balan, who serves as the Company’s President, Director, Treasurer and Secretary, and CEO. Under this agreement, Mr. Balan agreed to provide the Company with a non-interest-bearing, fully secured loan in the amount of $200,000. This loan replaced the debt previously assigned to him by the former officer and director of the Company. The loan agreement was amended, resulting in an increase in the principal amount on April 01, 2025 increased the facility amount to its current value of $350,000. Loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 31, 2030. As of September 30, 2025, the outstanding balance owed by the Company to Viktor Balan under the amended loan agreement was $218,700.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to September 30, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 - INTANGIBLE ASSET

The Company accounts for its intangible assets in accordance with ASC 350-40, “Internal-Use Computer Software - Computer Software Developed or Obtained for Internal Use,” and ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC 350-40 requires assets to be carried at the cost of developing the asset and requires that an intangible asset be amortized over its useful life and that the useful life be assessed at each reporting period to determine whether events or circumstances require a revision of the remaining useful life. If the useful life estimates changes, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

The Company owns the following intangible assets: a website and API software. The Company capitalized $70,400 in website development costs, amortized over five years. Website development occurred between August 2023 and February 2024.

Between September 2024 and April 2025, the Company developed the Social Media Content Generator AI API and capitalized $129,750 in development costs. The capitalized costs are amortized on a straight-line basis over five years.

Total intangible assets as of June 30, 2025 were $200,150.

Amortization expense for the year ended September 30, 2025 was $34,635. Accumulated amortization as of September 30, 2025 was $47,934.

Intangible assets amounts are as follows:

	Website Development	API Development	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$70,400	$129,750	$200,150
Accumulated Amortization at September 30, 2025	(26,739)	(21,195)	(47,934)
Net Book Value at September 30, 2025	$43,661	$108,555	$152,216

Amortization Expense for year ended September 30, 2025	$13,440	$21,195	$34,635

NOTE 8 - FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to September 30, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.