Form 10-Q
period 2025-12-31
StageWise Strategies Corp.
filed 2026-02-03
CIK 1999261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ‘accelerated filer”, ‘smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]	Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Yes []     No [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

As of February 3, 2026, there were 4,044,334 shares of the registrant’s common stock outstanding.

ITEM 1. Financial Statements

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of December 31, 2025 (Unaudited)	As of September 30, 2025 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	516	4,573
Total Current Assets	$516	$4,573

Other Assets
Intangible Assets, net	142,101	152,216
Prepaid expenses	-	8,078
Total Other Assets	$142,101	$160,294
TOTAL ASSETS	$142,617	$164,867
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	8,599	8,599
Deferred revenue	18,595	14,602
Loan from Related Parties	206,700	218,700
Total Current Liabilities	$233,894	$241,901
Total Liabilities	$233,894	$241,901

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,044,334 shares issued and outstanding as of December 31, 2025 and 5,044,334 as of September 30, 2025	4,044	5,044
Additional Paid-in Capital	31,286	30,286
Accumulated Deficit	(126,607)	(112,364)
Total Stockholders’ Equity (Deficit)	$(91,277)	$(77,034)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$142,617	$164,867

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Revenue	$19,219	$54,690
Gross Profit	$19,219	$54,690

Operating Expenses
Office rent	95	45
Postage and Delivery	-	-
Bank Service Charges	7	226
Business Licenses and Permits	150	200
Website and API Expenses	4,000	-
Website Technical Support	(12,000)	-
Depreciation Expense	10,115	6,189
Professional Fees	23,017	16,000
SEO Services	803	1,417
Marketing Services	4,568	2,916
Server Lease	2,707	-
Total operating expenses	$33,462	$26,993

Loss from Operations	$(14,243)	$27,697

Other Income (Expense)
Interest Income	-	3
Total Other Income (Expense)	$-	$3
Net Income (Loss)	$(14,243)	$27,700
Net Loss per Common Share - Basic & Diluted	$(0,00)	$(0,01)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,904,073	4,210,387

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Number of common stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)
Shares issued for cash	509,667	510	14,780	-	15,290
Net income	-	-	-	27,700	27,700
Balance as of December 31, 2024	4,643,667	$4,644	$18,666	$(9,906)	$13,404

Balance as of September 30, 2025	5,044,334	$5,044	$30,286	$(112,364)	$(77,034)
Shares Cancelled	(1,000,000)	(1,000)	1,000	-	-
Net Loss	-	-	-	(14,243)	(14,243)
Balance as of December 31, 2025	4,044,334	$4,044	$31,286	$(126,607)	$(91,277)

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
OPERATING ACTIVITIES
Net Loss	$(14,243)	$27,700
Adjustments to reconcile Net Loss to net cash provided by operations:
Prepaid expenses	8,078	46,246
Accounts Payable	-	8,000
Deferred revenue	3,993	(3,600)
Accumulated Depreciation	10,115	6,189
Net Cash provided by Operating Activities	$7,943	$(7,957)
INVESTING ACTIVITIES
Intangible assets	-	(26,300)
Net Cash provided by Investing Activities	$-	$(26,300)

FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	-	510
Additional Paid-in Capital	-	14,780
Proceeds from Loan from Related Parties	-	14,220
Repayment to Loan from Related Parties	(12,000)	-
Net Cash provided by Financing Activities	$(12,000)	$29,510
Cash at beginning of period	$4,573	$11,343
Cash at end of period	$516	$6,596
Net Cash Decrease for period	$(4,057)	(4,747)
Supplemental Schedule of Cash Flow
Information: Interest paid	-	-
Income tax paid	-	-

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 (Unaudited)

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

As reflected in the financial statements, the Company had generated $19,219 of revenue and incurred a net loss $14,243 for the three months ended December 31, 2025. Additionally, the Company is reporting an accumulated deficit of $126,607 as of December 31, 2025. These factors indicate that the Company continues as a going concern.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As December 31, 2025 the Company had cash equivalents in total $516.

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

For the three months ended December 31, 2025 and 2024, we generated total revenue of $19,219 and $54,690, respectively. As of December 31, 2025 and September 30, 2025 the Company reported deferred revenue of $18,595 and $14,602, respectively. Accounts receivable was $0 as of December 31, 2025 and September 30, 2025.

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

During the three months ended December 31, 2025, the Company issued no shares of common stock.

On December 23, 2025, the Company entered into a Stock Cancellation Agreement (the "Agreement") with Victor Balan, the Company's President, Secretary, Treasurer, Director and Chief Executive Officer. Pursuant to the Agreement, Victor Balan voluntarily surrendered 1,000,000 shares of the Company's common stock for cancellation, without receiving any cash or other consideration in exchange.

The Company accepted the surrender of the shares, which will be cancelled on the Company's stock ledger, thereby reducing the total number of outstanding shares of common stock. The voluntary cancellation was made without consideration as part of the Company’s broader capital restructuring efforts.

As a result of the cancellation, Victor Balan now beneficially owns 1,000,000 shares of common stock.

As of December 31, 2025, the Company had 4,044,334 shares issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

To support the Company’s financial needs, it may receive advances from related parties until it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

On November 25, 2024, the Company entered into a Loan Agreement with Victor Balan, who serves as the Company’s President, Director, Treasurer and Secretary, and CEO. Under this agreement, Mr. Balan agreed to provide the Company with a non-interest-bearing, fully secured loan in the amount of $200,000. This loan replaced the debt previously assigned to him by the former officer and director of the Company. The loan agreement was amended, resulting in an increase in the principal amount on April 01, 2025 increased the facility amount to its current value of $350,000. Loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 31, 2030. As of December 31, 2025, the outstanding balance owed by the Company to Viktor Balan under the amended loan agreement was $206,700.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings from the period July 03, 2023 (Inception) to December 31, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

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

Between September 2024 and April 2025, the Company developed the Social Media Content Generator AI API and capitalized $129,750 in development costs. The capitalized costs are amortized on a straight-line basis over five years. Total intangible assets as of December 31, 2025 were $200,150.

Amortization expense for the three months ended December 31, 2025 was $10,115.

NOTE 8 - FOREIGN CURRENCY

As a result of the Company’s management may operate in Europe, some of the Company’s transactions may be conducted in occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to December 31, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Revenue

Total revenue for the three months ended December 31, 2025 and 2024 was $19,219 and $54,690, respectively.

Operating expenses

Total expenses for the three months ended December 31, 2025 were $33,462, made up of office rent $95, bank service charges $7, depreciation expense $10,115, business licenses and permits $150, professional fees $23,017, website and API expenses $4,000, website Technical Support ($12,000), SEO services $803, marketing services $4,568 and server lease $2,707.

Total expenses for the three months ended December 31, 2024 were $26,993, made up of office rent $45, bank service charges $226, depreciation expense $6,189, business licenses and permits $200, professional fees $16,000, SEO services $1,417, marketing services $2,916.

Net Loss

For the three months ended December 31, 2025, the company recorded a net loss of $14,243.

For the three months ended December 31, 2024, the company recorded a net income of $27,700.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $516. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the three months ended December 31, 2025, net cash provided by operating activities was $7,943 compared to net cash used in operating activities of $7,957 for three months ended December 31, 2024.

Investing Activities

For the three months ended December 31, 2025 and 2024, net cash used in investing activities was $0 and $26,300, respectively.

Financing Activities

For the three months ended December 31, 2025, net cash used in financing activities was $12,000, compared to the net cash provided by financing activities of $29,510 for the three months ended December 31, 2024. Such changes were due to Proceeds from sale of common shares and Proceeds from Loan from Related Parties.

Current Financial Condition

As of December 31, 2025, we have generated revenue in amount of $19,219. The Company issued no shares of common stock during the three months ended December 31, 2025. Please refer to our financial statements contained herein for more detailed information.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, the company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We lack an adequate internal control structure - Due to the size of the company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls. As a smaller reporting company, management is implementing practical measures to strengthen internal controls within the limitations of the company's structure. This includes documenting financial processes and workflows, creating checklists for critical tasks to ensure consistency, and setting clear approval thresholds for significant transactions.

2) We do not have appropriate segregation of duties or adequate accounting resources - The company has only one employee therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the company’s financial statements.

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

3) We did not implement appropriate information technology controls - As at December 31, 2025, the company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting. We are formalizing a data backup process, including automated and off-site backups, to safeguard critical financial data. Basic IT controls such as access restrictions, user authentication, and change tracking will be implemented to ensure the integrity of financial reporting.

Accordingly, the company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On December 23, 2025, the Board of Directors, decided to appoint Anna Toczko as a Director of the Company.

The business background descriptions of the newly appointed Director is as follows:

Ms. Anna Toczko, age 32, holds a Bachelor’s degree in Business Administration from the University of Warsaw, Poland, where her studies focused on digital business, marketing fundamentals, and technology-driven commercial strategies. Over the past five years, Ms. Toczko has worked in a consulting and advisory capacity with digital platforms focused on technology-enabled marketing and analytics services. From 2020 to 2022, she advised early-stage companies on digital presence and online performance optimization. From 2022 to 2025, she provided product and platform advisory support to digital platforms offering marketing and analytics tools, including user experience optimization.

There are no family relationships between our new director and our current director. There have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant, exceeding $120,000 and in which our new officer had or will have a direct or indirect material interest. There is no material plan, contract or arrangement (whether or not written) to which our new director is a party or in which he participates that is entered into or a material amendment in connection with the triggering event or any grant or award to any such covered person or modification thereto, under any such plan, contract or arrangement in connection with any such event.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on February 03, 2026.

STAGEWISE STRATEGIES CORP.
(Name of Registrant)

By:	/s/ Victor Balan
Title:	President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)