Form 10-Q
period 2026-03-31
StageWise Strategies Corp.
filed 2026-04-30
CIK 1999261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-56736

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

As of April 30, 2026, there were 4,044,334 shares of the registrant’s common stock outstanding.

ITEM 1.	Financial Statements

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of March 31, 2026 (Unaudited)	As of September 30, 2025 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	-	4,573
Total Current Assets	$-	$4,573
Other Assets
Intangible Assets, net	131,987	152,216
Prepaid expenses	12,375	8,078
Total Other Assets	$144,362	$160,294
TOTAL ASSETS	$144,362	$164,867
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable	99	8,599
Deferred revenue	20,063	14,602
Loan from Related Parties	206,921	218,700
Total Current Liabilities	$227,082	$241,901
Total Liabilities	$227,082	$241,901
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 5,000,000 shares authorized, 4,044,334 shares issued and outstanding as of March 31, 2026 and 5,044,334 as of September 30, 2025	4,044	5,044
Additional Paid-in Capital	31,286	30,286
Accumulated Deficit	(118,051)	(112,364)
Total Stockholders’ Equity (Deficit)	$(82,721)	$(77,034)
TOTAL LIABILITIES & STOCKHOLDER`S EQUITY (DEFICIT)	$144,362	$164,867

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Revenue	$25,249	$15,000	$44,467	$69,690
Gross Profit	$25,249	$15,000	$44,467	$69,690

Operating Expenses
Office rent	116	55	211	101
Postage and Delivery	-	-	-	-
Bank Service Charges	1	47	8	273
Business Licenses and Permits	-	-	150	200
Depreciation Expense	10,115	7,579	20,229	13,767
Professional Fees	6,461	3,500	29,478	19,500
SEO Services	-	4,251	803	5,668
Marketing Services	-	8,748	4,568	11,664
Server Lease	-	2,800	2,707	2,800
Website and API Expenses	-	-	4,000	-
Website Technical Support	-	-	(12,000)	-
Total operating expenses	$16,693	$26,980	$50,154	$53,973

Loss (Income) from Operations	$8,556	$(11,980)	$(5,687)	$15,717
Other Income (Expense)
Interest Income	-	-	-	3
Total Other Income (Expense)	$-	$-	$-	$3

Net Income (Loss)	$8,556	$(11,980)	$(5,687)	$15,720

Net Income (Loss) per Common Share – Basic & Diluted	$0,00	$(0,00)	$0.00	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,044,334	4,859,633	4,505,872	4,580,094

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of common stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)
Shares issued for cash	509,667	510	14,780	-	15,290
Net income	-	-	-	27,700	27,700
Balance as of December 31, 2024	4,643,667	$4,644	$18,666	$(9,906)	$13,404
Shares issued for cash	400,667	400	11,620	-	12,020
Net loss	-	-	-	(11,980)	(11,980)
Balance as of March 31, 2025	5,044,334	$5,044	$30,286	$(21,886)	$13,444

Balance as of September 30, 2025	5,044,334	$5,044	$30,286	$(112,364)	$(77,034)
Shares Cancelled	(1,000,000)	(1,000)	1,000	-	-
Net loss	-	-	-	(14,243)	(14,243)
Balance as of December 31, 2025	4,044,334	$4,044	$31,286	$(126,607)	$(91,277)
Shares issued for cash	-	-	-	-	-
Net income	-	-	-	8,556	8,556
Balance as of March 31, 2026	4,044,334	$4,044	$31,286	$(118,051)	$(82,721)

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(5,687)	$15,720
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid expenses	(4,297)	(41,647)
Accounts Payable	(8,500)	(250)
Accounts Receivable	-	-
Deferred revenue	5,461	(4,728)
Accumulated Depreciation	20,229	13,767
Net cash used in Operating Activities	$(7,206)	$(17,138)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	-	(71,050)
Net cash used in Investing Activities	$-	$(71,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	-	910
Additional Paid-in Capital	-	26,400
Proceeds from Loan from Related Parties	-	60,220
Repayment to Loan from Related Parties	(11,779)	-
Net cash provided by Financing Activities	$(11,779)	$87,530
Cash at beginning of period	$4,573	$11,343
Cash at end of period	$-	$10,686
Net cash decrease for period	$(4,573)	$(658)
Supplemental Schedule of Cash Flow
Information: Interest paid	-	-
Income tax paid	-	-

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026

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

Our website also features an "AI-Powered Social Media Content Generator" API. API enables the effortless creation of platform-specific social media posts for Instagram, Facebook, Twitter, LinkedIn, TikTok, and other platforms. Optimized for maximum engagement, the API provides SEO-friendly content tailored to meet each platform’s unique formatting and algorithmic preferences. Designed to deliver real-time updates, it generates posts that reflect the latest social media trends, supporting brands in increasing their visibility and fostering viral engagement. This AI-powered solution represents a significant expansion of the Company’s service offerings in the area of digital marketing.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had generated $44,467 of revenue and incurred a net loss $5,687 for the six months ended March 31, 2026. Additionally, the Company is reporting an accumulated deficit of $118,051 as of March 31, 2026. These factors indicate that the Company continues as a going concern.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2026, the Company held no cash equivalents.

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

For the six months ended March 31, 2026 and 2025, we generated total revenue of $44,467 and $69,690, respectively.

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

During the six months ended March 31, 2026, the Company issued no shares of common stock.

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

As of March 31, 2026, the Company had 4,044,334 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

To support the Company’s financial needs, it may receive advances from related parties until it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

On November 25, 2024, the Company entered into a Loan Agreement with Victor Balan, who serves as the Company’s President, Director, Treasurer and Secretary, and CEO. Under this agreement, Mr. Balan agreed to provide the Company with a non-interest-bearing, fully secured loan in the amount of $200,000. This loan replaced the debt previously assigned to him by the former officer and director of the Company. The loan agreement was amended, resulting in an increase in the principal amount on April 01, 2025 increased the facility amount to its current value of $350,000. Loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 31, 2030. As of March 31, 2026, the outstanding balance owed by the Company to Viktor Balan under the amended loan agreement was $206,921.

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

Litigation

The Company was not subject to any legal proceedings from the period July 03, 2023 (Inception) to March 31, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

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

Total intangible assets as of March 31, 2026 were $131,987.

Amortization expense for the six months ended March 31, 2026 was $20,229.

NOTE 8 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to March 31, 2026, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended March 31, 2026 compared to March 31, 2025

Revenue

Total revenue for the three months ended March 31, 2026 and 2025 was $25,249 and $15,000, respectively.

Operating expenses

Total expenses for the three months ended March 31, 2026 were $16,693, made up of office rent $116, bank service charges $1, depreciation expense $10,115 and professional fees $6,461.

Total expenses for the three months ended March 31, 2025 were $26,980, made up of office rent $55, bank service charges $47, depreciation expense $7,579, professional fees $3,500, SEO services $4,251, marketing services $8,748 and server lease $2,800.

Net Loss

For the three months ended March 31, 2026, the company recorded a net income of $8,556.

For the three months ended March 31, 2025, the company recorded a net loss of $11,980.

Six months ended March 31, 2026 compared to March 31, 2025

Revenue

Total revenue for the six months ended March 31, 2026 and 2025 was $44,467 and $69,690, respectively.

Operating expenses

Total expenses for the six months ended March 31, 2026 were $50,154, made up of office rent $211, bank service charges $8, business licenses and permits $150, depreciation expense $20,229, professional fees $29,478, SEO services $803, marketing services $4,568, server lease $2,707 and website and API expenses $4,000. A refund of $12,000 was also received for website technical support following the termination of the Agreement.

Total expenses for the six months ended March 31, 2025 were $53,973, made up of office rent $211, bank service charges $8, business licenses and permits $200, depreciation expense $13,767, professional fees $19,500, SEO services $5,668, marketing services $11,664 and server lease $2,800.

Net Loss

For the six months ended March 31, 2026, the company recorded a net loss of $5,687.

For the six months ended March 31, 2025, the company recorded a net income of $15,720.

Liquidity and Capital Resources

As of March 31, 2026, we have no cash and cash equivalents. The Company expects to obtain financing to meet our basic operating requirements for the next twelve months.

Operating Activities

For the six months ended March 31, 2026, net cash used in operating activities was $7,206 compared to net cash used in operating activities of $17,138 for six months ended March 31, 2025.

Investing Activities

For the six months ended March 31, 2026 and 2025, net cash used in investing activities was $0 and $71,050, respectively.

Financing Activities

For the six months ended March 31, 2026 and 2025, net cash used in financing activities was $11,779, compared to the net cash provided by financing activities of $87,530 for the six months ended March 31, 2025. Such changes were due to Proceeds from sale of common shares and Proceeds from Loan from Related Parties.

Current Financial Condition

As of March 31, 2026, we have generated revenue in amount of $44,467. The Company issued no shares of common stock during the six months ended March 31, 2026. Please refer to our financial statements contained herein for more detailed information.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of March 31, 2026, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2026, the company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

3) We did not implement appropriate information technology controls – As at March 31, 2026, the company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting. We are formalizing a data backup process, including automated and off-site backups, to safeguard critical financial data. Basic IT controls such as access restrictions, user authentication, and change tracking will be implemented to ensure the integrity of financial reporting.

Accordingly, the company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the company did not maintain effective internal control over financial reporting as of March 31, 2026 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on April 30, 2026.

STAGEWISE STRATEGIES CORP.
(Name of Registrant)

By:	/s/ Victor Balan
Title:	President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)