Form 10-K/A
period 2025-09-30
StageWise Strategies Corp.
filed 2026-05-20
CIK 1999261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2024, the last business day fiscal year, was 0$.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,044,334 common shares issued and outstanding as of May 20, 2026.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Stagewise Strategies Corp. (the “Company”) for the fiscal year ended September 30, 2025, originally filed with the Securities and Exchange Commission on December 16, 2025 (the “Original Filing”).

This Amendment is being filed for the purpose of (1) correcting and expanding disclosures regarding certain related party transactions in Note 5 – Related Party Transactions and Item 13 – Certain Relationships and Related Transactions; correcting disclosures in Note 4 – Common Stock; and filing certain exhibits, and (2) correcting a scrivener’s error in the balance sheet reference to the number of authorized shares of common stock (correcting from 5,000,000 shares to 75,000,000 shares) and (3) correcting a scrivener’s error in the Statements of Cash Flows relating to “Net Change in Cash for Period”.

Except as specifically set forth in this Amendment, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the filing date of the Original Filing and does not modify or update the disclosures therein in any way other than as expressly set forth herein.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Related Party Transactions

On July 4, 2023, the Company entered into an interest-free loan agreement with Yuliia Zaporozhan, the Company’s former Chief Executive Officer and former director. According to this agreement, Ms. Zaporozhan provided financial support to the Company, as needed, up to a total of $90,000 over the period of five years. On November 22, 2024, Agreement on the Assignment of Rights was executed between the Company, Viktor Balan, and Yulia Zaporozhan. Viktor Balan, who at that time served as the Company’s Director and Treasurer (and subsequently assumed the roles of President, Secretary, and CEO following Yulia Zaporozhan 's departure, paid Yulia Zaporozhan $136,050, representing the full outstanding balance of the debt owed by the Company to Yulia Zaporozhan. In consideration for this payment, Yulia Zaporozhan irrevocably assigned, transferred, and set over to Viktor Balan all of Yulia Zaporozhan's right, and title to the debt. This assignment effectively transferred the debt obligation from Yulia Zaporozhan to Viktor Balan.

In connection with such assignment, on November 25, 2024, the Company entered into a new loan agreement with Mr. Balan pursuant to which Mr. Balan agreed to provide the Company with a non-interest-bearing loan facility in the principal amount of up to $200,000 for working capital purposes. The loan agreement was amended, resulting in an increase in the principal amount on April 01, 2025 increased the facility amount to its current value of $350,000. Loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 31, 2030. As of September 30, 2025, the outstanding balance owed by the Company to Viktor Balan under the amended loan agreement was $218,700.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

#	3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 22, 2023)
#	3.2	Certificate of Change Pursuant to NRS 78.209*
#	3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on November 22, 2023)
#	4.1	Form of Common Stock Certificate*
#	4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
#	10.1	Loan Agreement between the Company and Yuliia Zaporozhan dated July 4, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on November 22, 2023)
#	10.2	Amendment to Loan Agreement with Yuliia Zaporozhan dated July 15, 2024*
#	10.3	Agreement on the Assignment of Rights between Yuliia Zaporozhan and Viktor Balan dated November 22, 2024*
#	10.4	Loan Agreement between the Company and Viktor Balan dated November 25, 2024*
#	10.5	Amendment to Loan Agreement with Viktor Balan dated April 1, 2025*
#	10.6	Marketing Services Agreement, dated 17 December, 2024, by and between the Company and AUM Solutions and Invest LLC*
#	10.7	Sale Agreement of API Code, dated December 16, 2024, by and between the Company and Divi XYZ Media GmbH*
#	19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Form 10-K for the fiscal year ended September 30, 2025 filed December 16, 2025)
#	31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.*
#	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2026.

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

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Common Stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2023	4,000,000	$4,000	$-	$(6,990)	$(2,990)
Shares issued for cash	134,000	134	3,886	-	4,020
Net loss	-	-	-	(30,616)	(30,615)
Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)
Shares issued for cash	910,334	910	26,400	-	27,310
Net loss	-	-	-	(74,758)	(74,758)
Balance as of September 30, 2025	5,044,334	$5,044	$30,286	$(112,364)	$(77,034)

See accompanying notes, which are an integral part of these financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS

	Year ended September 30, 2025	Year ended September 30, 2024
OPERATING ACTIVITIES
Net Loss	$(74,758)	$(30,616)
Adjustments to reconcile Net Loss to net cash provided by operations:
Prepaid expenses	(8,078)	-
Accounts Payable	(4,901)	(4,900)
Deferred revenue	4,602	10,000
Accumulated Depreciation	34,635	13,299
Net Cash used in Operating Activities	(48,500)	(12,217)
INVESTING ACTIVITIES
Intangible assets	(82,450)	(88,900)
Net Cash used in Investing Activities	(82,450)	(88,900)

FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	910	134
Additional Paid-in Capital	26,400	3,886
Proceeds from Loan from Related Parties	96,870	107,830
Net Cash provided by Financing Activities	$124,180	$111,850

Cash at beginning of period	11,343	610
Cash at end of period	$4,573	$11,343
Net Change in cash for period	(6,770)	10,733

Supplemental Schedule of Cash Flow
Information: Interest paid	$-	$-
Income tax paid	$-	$-

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

During the year ended September 30, 2025, the Company completed its offering pursuant to its Registration Statement on Form S-1 declared effective by the SEC on May 10, 2024 (the “Offering”). In connection with the Offering, the Company issued 910,334 shares of common stock for cash proceeds at $0.03 per share for a total of $27,310. In aggregate, there were 1,044,334 shares issued pursuant to the Offering, which closed on February 13, 2025, resulting in total gross proceeds of approximately $31,330.

During the year ended September 30, 2024, the Company issued 134,000 shares of common stock pursuant to the Offering for cash proceeds at $0.03 per share for a total of $4,020.

There were 5,044,334 and 4,134,000 shares of common stock issued and outstanding as of September 30, 2025 and 2024, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

To support the Company’s financial needs, it may receive advances from related parties until it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

On July 4, 2023, the Company entered into an interest-free loan agreement with Yuliia Zaporozhan, the Company’s former Chief Executive Officer and former director. According to this agreement, Ms. Zaporozhan provided financial support to the Company, as needed, up to a total of $90,000 over the period of five years. On November 22, 2024, Agreement on the Assignment of Rights was executed between the Company, Viktor Balan, and Yulia Zaporozhan. Viktor Balan, who at that time served as the Company’s Director and Treasurer (and subsequently assumed the roles of President, Secretary, and CEO following Yulia Zaporozhan 's departure, paid Yulia Zaporozhan $136,050, representing the full outstanding balance of the debt owed by the Company to Yulia Zaporozhan. In consideration for this payment, Yulia Zaporozhan irrevocably assigned, transferred, and set over to Viktor Balan all of Yulia Zaporozhan's right, and title to the debt. This assignment effectively transferred the debt obligation from Yulia Zaporozhan to Viktor Balan.

In connection with such assignment, on November 25, 2024, the Company entered into a new loan agreement with Mr. Balan pursuant to which Mr. Balan agreed to provide the Company with a non-interest-bearing loan facility in the principal amount of up to $200,000 for working capital purposes. The loan agreement was amended, resulting in an increase in the principal amount on April 01, 2025 increased the facility amount to its current value of $350,000. Loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 31, 2030. As of September 30, 2025, the outstanding balance owed by the Company to Viktor Balan under the amended loan agreement was $218,700.

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