Form 10-Q/A
period 2026-03-31
StageWise Strategies Corp.
filed 2026-05-20
CIK 1999261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

Yes [ ]     No [X]

As of May 20, 2026, there were 4,044,334 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of StageWise Strategies Corp. (the “Company,” “we,” and “our”) for the quarterly period ended March 31, 2026, which was originally filed with the Securities and Exchange Commission on April 30, 2026 (the “Original Filing”). The Company is filing this Amendment, Form 10-Q/A, solely for the purpose of correcting unintentional errors to: reflect the correct number of authorized shares as 75,000,000, as disclosed on page 4 under Item 1. Financial Statements – Balance Sheets; correct comparative operating expense disclosures for the period ended March 31, 2025, as presented in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and correcting the disclosure under “Changes in Internal Controls over Financial Reporting” to refer to the period ended March 31, 2026 rather than the year ended March 31, 2026. Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

ITEM 1.	Financial Statements

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of March 31, 2026 (Unaudited)	As of September 30, 2025 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	-	4,573
Total Current Assets	$-	$4,573
Other Assets
Intangible Assets, net	131,987	152,216
Prepaid expenses	12,375	8,078
Total Other Assets	$144,362	$160,294
TOTAL ASSETS	$144,362	$164,867
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable	99	8,599
Deferred revenue	20,063	14,602
Loan from Related Parties	206,921	218,700
Total Current Liabilities	$227,082	$241,901
Total Liabilities	$227,082	$241,901
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,044,334 shares issued and outstanding as of March 31, 2026 and 5,044,334 as of September 30, 2025	4,044	5,044
Additional Paid-in Capital	31,286	30,286
Accumulated Deficit	(118,051)	(112,364)
Total Stockholders’ Equity (Deficit)	$(82,721)	$(77,034)
TOTAL LIABILITIES & STOCKHOLDER`S EQUITY (DEFICIT)	$144,362	$164,867

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Revenue	$25,249	$15,000	$44,467	$69,690
Gross Profit	$25,249	$15,000	$44,467	$69,690

Operating Expenses
Office rent	116	55	211	101
Postage and Delivery	-	-	-	-
Bank Service Charges	1	47	8	273
Business Licenses and Permits	-	-	150	200
Depreciation Expense	10,115	7,579	20,229	13,767
Professional Fees	6,461	3,500	29,478	19,500
SEO Services	-	4,251	803	5,668
Marketing Services	-	8,748	4,568	11,664
Server Lease	-	2,800	2,707	2,800
Website and API Expenses	-	-	4,000	-
Website Technical Support	-	-	(12,000)	-
Total operating expenses	$16,693	$26,980	$50,154	$53,973

Loss (Income) from Operations	$8,556	$(11,980)	$(5,687)	$15,717
Other Income (Expense)
Interest Income	-	-	-	3
Total Other Income (Expense)	$-	$-	$-	$3

Net Income (Loss)	$8,556	$(11,980)	$(5,687)	$15,720

Net Income (Loss) per Common Share – Basic & Diluted	$0,00	$(0,00)	$0.00	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,044,334	4,859,633	4,505,872	4,580,094

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on May 20, 2026.

STAGEWISE STRATEGIES CORP.
(Name of Registrant)

By:	/s/ Victor Balan
Title:	President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)