Form 10-Q
period 2026-06-30
StageWise Strategies Corp.
filed 2026-08-14
CIK 1999261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-56736

STAGEWISE STRATEGIES CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	7374	61-2108075
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

64/2 Mahtumquili Street

Yashnobod District 100000

Tashkent City, Republic of Uzbekistan

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Tel: +1-347-7997109

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

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of August 13, 2026, there were 5,044,334 shares of the registrant’s common stock outstanding.

i

ITEM 1. Financial Statements

STAGEWISE STRATEGIES CORP.

BALANCE SHEETS

	As of June 30, 2026 (Unaudited)	As of September 30, 2025 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	44,485	4,573
Total Current Assets	$44,485	$4,573
Other Assets
Intangible Assets, net	121,872	152,216
Prepaid expenses	8,250	8,078
Total Other Assets	$130,122	$160,294
TOTAL ASSETS	$174,607	$164,867

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities
Accounts Payable	-	8,599
Deferred revenue	-	14,602
Loan from Related Parties	-	218,700
Deposit for Common Stock	44,500	-
Total Current Liabilities	$44,500	$241,901
Total Liabilities	$44,500	$241,901
Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,044,334 shares issued and outstanding as of June 30, 2026 and 5,044,334 as of September 30, 2025	4,044	5,044
Additional Paid-in Capital	251,597	30,286
Accumulated Deficit	(125,534)	(112,364)
Total Stockholders’ Equity	$130,107	$(77,034)
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$174,607	$164,867

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Revenue	$11,307	$8,196	$55,774	$77,886
Gross Profit	$11,307	$8,196	$55,774	$77,886
Operating Expenses
Office rent	142	442	353	542
Office Expenses	160	-	160	-
Postage and Delivery	-	-	-	-
Bank Service Charges	16	88	24	361
Business Licenses and Permits	-	-	150	200
Dues & Subscriptions	-	30	-	30
Website CRO expenses	-	9,000	-	9,000
Depreciation Expense	10,114	9,924	30,344	23,692
Professional Fees	8,358	22,953	37,836	42,452
SEO Services	-	4,251	803	9,919
Marketing Services	-	8,748	4,568	20,412
Server Lease	-	2,800	2,707	5,600
Website and API Expenses	-	-	4,000	-
Website Technical Support (refund)	-	3,000	(12,000)	3,000
Total operating expenses	$18,790	$61,236	$68,944	$115,208
Loss from Operations	$(7,483)	$(53,040)	$(13,170)	$(37,322)
Other Income (Expense)
Interest Income	-	-	-	3
Total Other Income	$-	$-	$-	$3
Net Loss	$(7,483)	$(53,040)	$(13,170)	$(37,319)
Net Loss per Common Share – Basic & Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,044,334	5,044,334	4,352,027	4,734,839

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of common stock
	Shares	Amount $0.001 par value	Additional Paid-in- Capital	Accumulated deficit	Total
Balance as of September 30, 2024	4,134,000	$4,134	$3,886	$(37,606)	$(29,586)
Shares issued for cash	509,667	510	14,780	-	15,290
Net income	-	-	-	27,700	27,700
Balance as of December 31, 2024	4,643,667	$4,644	$18,666	$(9,906)	$13,404
Shares issued for cash	400,667	400	11,620	-	12,020
Net loss	-	-	-	(11,980)	(11,980)
Balance as of March 31, 2025	5,044,334	$5,044	$30,286	$(21,886)	$13,444
Shares issued for cash	-	-	-	-	-
Net loss	-	-	-	(53,040)	(53,040)
Balance as of June 30, 2025	5,044,334	$5,044	$30,286	$(74,925)	$(39,595)
Balance as of September 30, 2025	5,044,334	$5,044	$30,286	$(112,364)	$(77,034)
Shares Cancelled	(1,000,000)	(1,000)	1,000	-	-
Net loss	-	-	-	(14,243)	(14,243)
Balance as of December 31, 2025	4,044,334	$4,044	$31,286	$(126,607)	$(91,277)
Shares issued for cash	-	-	-	-	-
Net income	-	-	-	8,556	8,556
Balance as of March 31, 2026	4,044,334	$4,044	$31,286	$(118,051)	$(82,721)
Shareholder Contribution for Repayment of Loan from Related Parties	-	-	220,311	-	220,311
Net Loss	-	-	-	(7,483)	(7,483)
Balance as of June 30, 2026	4,044,334	$4,044	$251,597	$(125,534)	$130,107

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

STATEMENTS OF CASH FLOWS

	Nine months ended June 30, 2026	Nine months ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,170)	$(37,319)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid expenses	(172)	(30,345)
Accounts payable	(8,599)	(4,901)
Deferred revenue	(14,602)	8,028
Deposit for common stock	44,500	-
Amortization expense	30,344	23,692
Net cash provided by (used in) Operating Activities	$38,301	$(40,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	-	(82,450)
Net cash provided by (used in) Investing Activities	$-	$(82,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	-	910
Additional Paid-in Capital	-	26,400
Proceeds from Loan from Related Parties	13,611	84,870
Repayment to Loan from Related Parties	(12,000)	-
Net cash provided by Financing Activities	$1,611	$112,180

Cash at beginning of period	$4,573	$11,343
Cash at end of period	$44,485	$228
Net cash increase (decrease) for period	$39,912	$(11,115)

Supplemental Non-Cash Investing and Financing Activities
Repayment of Loan from Related Parties	220,311	-

See accompanying notes to the unaudited condensed financial statements.

STAGEWISE STRATEGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

StageWise Strategies Corp. (“Company”) was incorporated on July 03, 2023 under the laws of Nevada. We specialize in delivering comprehensive search engine optimization (SEO) services aimed at increasing online visibility and improving organic search performance for businesses across a wide range of industries. By utilizing advanced data analytics and proprietary algorithms, we offer tailored keyword research and implementation strategies to effectively promote clients’ products and services in the digital marketplace.

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

Our platform allows entrepreneurs to maintain a comprehensive focus on all their projects, regardless of their stage, whether they are startups or well-established businesses. With the assistance of our platform’s tips and guidance, entrepreneurs can systematically promote each project, ensuring a high-quality approach every step of the way.

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

Our website also features an “AI-Powered Social Media Content Generator” API. API enables the effortless creation of platform-specific social media posts for Instagram, Facebook, Twitter, LinkedIn, TikTok, and other platforms. Optimized for maximum engagement, the API provides SEO-friendly content tailored to meet each platform’s unique formatting and algorithmic preferences. Designed to deliver real-time updates, it generates posts that reflect the latest social media trends, supporting brands in increasing their visibility and fostering viral engagement. This AI-powered solution represents a significant expansion of the Company’s service offerings in the area of digital marketing.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had generated $55,774 of revenue and net loss of $13,170 for the nine months ended June 30, 2026. Additionally, the Company is reporting accumulated deficit of $125,534 as of June 30, 2026. These factors indicate that the Company continues as a going concern.

The Company’s capacity to operate as a going concern is reliant on its ability to generate profitable operations in the future and/or secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. Management plans to increase sales but is prepared to finance operating expenses, if necessary, from cash on hand, as well as loans from directors and/or private placements of common stock.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2026, the Company held $44,485 in cash equivalents.

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

For the nine months ended June 30, 2026 and 2025, we generated total revenue of $55,774 and $77,886, respectively.

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

On December 23, 2025, the Company entered into a Stock Cancellation Agreement (the “Agreement”) with Victor Balan, the Company’s President, Secretary, Treasurer, Director and Chief Executive Officer. Pursuant to the Agreement, Victor Balan voluntarily surrendered 1,000,000 shares of the Company’s common stock for cancellation, without receiving any cash or other consideration in exchange.

As a result of the cancellation, Victor Balan beneficially owned 1,000,000 shares of common stock, which he subsequently sold to Jakhongir Abidovich Artikkhodjaev on June 5, 2026 in connection with the change in control.

During the nine months ended June 30, 2026, the Company issued no shares of common stock. On June 30, 2026, the Company entered into a Share Subscription Agreement with Jakhongir Abidovich Artikkhodjaev, the Company’s controlling shareholder, pursuant to which the Subscriber agreed to purchase 1,000,000 shares of common stock for an aggregate purchase price of $250,000. As of June 30, 2026, the Company had received a portion of the purchase price amounting to US$44,500, which was recorded as an advance payment for ordinary shares. As of June 30, 2026, the Company had 4,044,334 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

To support the Company’s financial needs, it may receive advances from related parties until it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

Related Party Loan

On November 25, 2024, the Company entered into a Loan Agreement with Victor Balan, who served as the Company’s President, Director, Treasurer, Secretary, and CEO. Under this agreement, Mr. Balan agreed to provide the Company with a non-interest-bearing, fully secured loan in the amount of $200,000. This loan replaced the debt previously assigned to him by the former officer and director of the Company. On April 1, 2025, the loan agreement was amended, increasing the facility amount to $350,000. The loan was for working capital purposes, was interest-free, and had no fixed payment terms other than the maturity date of March 31, 2030. As of June 30, 2026, the outstanding balance owed by the Company to Victor Balan under the amended loan agreement was $0, following the execution of the Share Subscription Agreement on June 5, 2026 which required the payment of the related party loan.

Change in Control

On June 5, 2026, Jakhongir Abidovich Artikkhodjaev completed the purchase of 3,000,000 shares of common stock of the Company, consisting of 1,000,000 shares purchased from Victor Balan for $250,000 and 2,000,000 shares purchased from Yuliia Zaporozhan for $500,000, pursuant to separate Securities Purchase Agreements dated June 5, 2026. The aggregate purchase price of $750,000 was paid in cash by the Purchaser using his personal funds; no funds of the Company were involved in these transactions. As a result, the Purchaser acquired a controlling interest in the Company.

Executive Officers & Board of Directors

In connection with the change of control, Viktor Balan resigned from his positions as President, Secretary, Treasurer, Chief Executive Officer and a member of the Board of Directors of the Company (the “Board”), and Alarcon Martinez Marcelo Ramon and Anna Toczko each resigned as a member of the Board, each effective as of June 5, 2026.

Also effective as of June 5, 2026, the Board appointed Elmurod Sopiev, as Chief Executive Officer of the Company and Temur Zokirov, as Chief Financial Officer and Secretary of the Company.

The Board also appointed Mr. Zokirov, as Chairman of the Board, Bahtiyor Kadirov, as an independent director on the Board, and Elina Davidyan, as an independent director on the Board to fill the vacancies created by the foregoing resignations.

There are no family relationships between any of our newly appointed officers and directors, and there are no transactions in which any of such officers or directors has an interest requiring disclosure under Item 404(a) of Regulations S-K. There is no arrangement or understanding between any of the newly appointed officers or directors and any other person pursuant to which he or she was appointed as an officer or director of the Company.

Capital Contribution and Share Subscription

On June 30, 2026, the Company received a payment of $44,500 from Jakhongir Abidovich Artikkhodjaev toward the $250,000 purchase price under the Share Subscription Agreement. This amount is recorded as a Deposit for Common Stock as of June 30, 2026.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company was not subject to any legal proceedings from the period July 03, 2023 (Inception) to June 30, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

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

Total intangible assets as of June 30, 2026 were $121,872. Amortization expense for the nine months ended June 30, 2026 was $30,344.

NOTE 8 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 – SUBSEQUENT EVENTS

On July 17, 2026, pursuant to the Subscription Agreement, the Company issued and sold to Jakhongir Abidovich Artikkhodjaev 1,000,000 shares of the Company’s Common Stock upon receipt of the remaining $205,500 of $250,000 purchase price.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Risks, risk factors and uncertainties involved in forward-looking statements contained in this Form 10-Q include, but are not limited to, the following:

●	Failure to achieve broad market acceptance and adoption of solutions across various environments, which is essential for generating revenue;

●	Difficulty in effectively addressing competition from emerging technologies and alternative solutions;

●	The uncertainty and potentially high cost of obtaining the necessary additional capital required to implement the business plan;

●	The business structure introduces difficulty in forecasting revenue;

●	The long and unpredictable evaluation/sales cycles inherent in the business make it challenging to forecast operational outcomes and the timing of revenue recognition, especially when economic downturns impact customers; and

●	Our capacity to engage in significant research and development endeavors is constrained due to our financial limitations, potentially obstructing our future growth potential.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

Business Overview

StageWise Strategies Corp. (the “Company”, “us,” “our,” “we”) is a Nevada-based corporation specializing in search engine optimization (SEO) services that help entrepreneurs and businesses improve their online visibility. Our primary goal is to enhance clients’ search engine rankings through targeted keyword analysis and website optimization strategies.

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

Users can access our service through our Company’s website, where they discover comprehensive information on our offerings, pricing plans, and a user-friendly contact interface for plan selection. Revenue is derived from fees associated with platform access.

We offer three-tiered subscription-based monthly plans: Basic, Standard, and Premium. Each plan carries a recurring fee, granting users access to progressively advanced features, higher request allowances, and enhanced functionality. Clients pay for their selected plan, aligning with their specific promotional requirements.

Change of Control

Effective as of June 5, 2026, there was a change of control of the Company. Approximately 75% of the Company’s issued and outstanding shares of Common Stock were acquired by a foreign individual from two of our stockholders. Upon such acquisition all of the then serving directors and officers of the Company resigned and were replaced by the following officers and directors:

Name	Position
Elmurod Sopiev	Chief Executive Officer
Temur Zokirov	Chairman of the Board, Chief Financial Officer and Secretary
Bahtiyor Kadirov	Director
Elina Davidyan	Director

More information on the change of control and the new officers and directors is provided in our Current Report on Form 8-K filed with the SEC on June 11, 2026.

Results of Operations

Three months ended June 30, 2026 compared to June 30, 2025

Revenue

Total revenue for the three months ended June 30, 2026 and 2025 was $11,307 and $8,196, respectively, an increase of $3,111 or 38% between the comparable periods as a result of execution of existing contracts.

Operating expenses

Total expenses for the three months ended June 30, 2026 were $18,790, comprised of office rent $142, office expenses $160, bank service charges $16, depreciation expense $10,114 and professional fees $8,358.

Total expenses for the three months ended June 30, 2025 were $61,236, comprised of office rent $442, bank service charges $88, dues & subscriptions $30, depreciation expense $9,924, professional fees $22,953, website CRO expenses $9,000, website technical support $3,000, SEO services $4,251, marketing services $8,748 and server lease $2,800.

The decrease in operating expenses of $42,446 or 69%, during the comparable periods mainly reflects significant decrease professional fees and absence of website CRO expenses, SEO services, server lease and marketing expenses during the three months ended June 30, 2026.

Net Income (Loss)

For the three months ended June 30, 2026 and 2025, the Company recorded a net loss of $7,483 and $53040, respectively, a decrease of $45,557 or 86% between the comparable periods. Such a significant decrease was due to 38% increase in revenues and 69% decrease in operating expenses.

Nine months ended June 30, 2026 compared to June 30, 2025

Revenue

Total revenue for the nine months ended June 30, 2026 and 2025 was $55,774 and $77,886, respectively, a decrease of $22,112 or 28% between the comparable periods as a result of execution of existing contracts.

Operating expenses

Total expenses for the nine months ended June 30, 2026 were $68,944, comprised of office rent $353, office expenses $160, bank service charges $24, business licenses and permits $150, depreciation expense $30,344, professional fees $37,836, SEO services $803, marketing services $4,568, server lease $2,707 and website and API expenses $4,000. A refund of $12,000 was also received for website technical support following the termination of the Agreement.

Total expenses for the nine months ended June 30, 2025 were $115,208, comprised of office rent $542, bank service charges $361, dues & subscriptions $30, business licenses and permits $200, depreciation expense $23,692, professional fees $42,452, website CRO expenses $9,000, website technical support $3,000, SEO services $9,919, marketing services $20,412 and server lease $5,600.

The decrease in operating expenses of $46,264 or 40%, during the comparable periods mainly reflects significant decrease in professional fees, website CRO expenses, SEO services, server lease, marketing expenses and refund of website technical support, offset by increase in depreciation and Website and API expenses.

Net Income (Loss)

The change from $37,319 of net loss for the nine months ended June 30, 2025 to net loss of $13,170 for the same period in 2026, was mainly attributable to decrease in operating expenses in 2026, which was partially offset by decrease in total revenue.

Liquidity and Capital Resources

During the three months ended June 30, 2026 and 2025, the Company incurred operating losses of $7,483 and $53,040, respectively, and during the nine months ended June 30, 2026 and 2025, the Company incurred operating losses of $13,170 and $37,322, respectively, and had an accumulated deficit of $125,534 as of June 30, 2026. Since its inception, the Company has incurred operating losses and negative cash flows. The Company expects to continue to incur net losses as it continues to grow and scale its business. As of June 30, 2026, we had cash and cash equivalents of $44,485.

Although the Company has had recurring losses each year since inception, the Company plans to fund its operations and capital funding needs for the next 12 months through a combination of private and public equity and debt offerings, or a combination thereof, from existing and/or new investors, including related parties. We have limited financial resources available, which has had an adverse impact on our liquidity, activities and operations. Without realization of additional capital, it would be unlikely for us to continue as a going concern. In order for us to remain a going concern, we will need to obtain additional capital as mentioned above. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all. See Note 2 to our financial statements include in this Quarterly Report on Form 10-Q and the report of the Company’s independent accounting firm included in the Company’s audited financial statements for the year ended September 30. 2025, which raises substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

For the nine months ended June 30, 2026, net cash provided by operating activities was $38,301 compared to net cash used in operating activities of $40,845 for the nine months ended June 30, 2025.

Investing Activities

For the nine months ended June 30, 2026 and 2025, net cash used in investing activities was $0 and $82,450, respectively.

Financing Activities

For the nine months ended June 30, 2026 and 2025, net cash provided by financing activities was $1,611, compared to $112,180 for the nine months ended June 30, 2025. Such changes were due to the fact there were no share issuances during the nine months ended June 30, 2026 and only minor proceeds and payments related to the Loan from Related Parties.

Current Financial Condition

As of June 30, 2026, we have generated revenue in amount of $55,774. The Company issued no shares of common stock during the nine months ended June 30, 2026, although it received a $44,500 deposit toward a $250,000 Share Subscription Agreement from June 30, 2026. Please refer to our financial statements contained herein for more detailed information.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies and Estimates

Refer to Note 3 in the notes accompanying unaudited condensed financial statements.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of June 30, 2026, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2026, the company determined that there were control deficiencies that constituted material weaknesses, as described below:

1)	We lack an adequate internal control structure – Due to the size of the company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls. As a smaller reporting company, management is implementing practical measures to strengthen internal controls within the limitations of the company’s structure. This includes documenting financial processes and workflows, creating checklists for critical tasks to ensure consistency, and setting clear approval thresholds for significant transactions.

2)	We did not implement appropriate information technology controls – As at June 30, 2026, the company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting. We are formalizing a data backup process, including automated and off-site backups, to safeguard critical financial data.

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

As a result of the material weaknesses described above, management has concluded that the company did not maintain effective internal control over financial reporting as of June 30, 2026 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the nine months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

Except as set forth below, we have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial and Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes Oxley Act of 2002.
101.	INS Inline XBRL Instance Document.
101.	SCH Inline XBRL Schema Document. 101.CAL Inline XBRL Calculation Linkbase Document.
101.	DEF Inline XBRL Definition Linkbase Document.
101.	LAB Inline XBRL Label Linkbase Document.
101.	PRE Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGEWISE STRATEGIES CORP.

By:	/s/ Elmurod Sopiev
Elmurod Sopiev
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026

By:	/s/ Temur Zokirov
Temur Zokirov
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2026